Form 10QSB
period 1996-03-31
TELEPAD CORP
filed 1996-05-15
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended MARCH 31, 1996.
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-21934
                         ------------------------------

                               TELEPAD CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       52-1680936
           --------                                       ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

380 HERNDON PARKWAY, SUITE 1900, HERNDON, VIRGINIA              22070
- - --------------------------------------------------            ----------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:       (703) 834-9000
                                                      --------------


                                 Not Applicable
 -----------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 ninety days.
     Yes          X         No
                        ---------           ----------

                    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                            Shares Outstanding
               Class of Common Stock        at May 10,  1996
               ---------------------        ----------------

               Class A Common Stock         11,036,175 shares, $0.01 par value
               Class B Common Stock            555,563 shares, $0.01 par value

                               TELEPAD CORPORATION

                              INDEX TO FORM 10-QSB

                                                                        PAGE NO.
                                                                        --------

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

Balance Sheets - March 31, 1996  (unaudited) and
             December 31, 1995                                               3

Statements of Operations   for  the  three  month
             periods ended March 31, 1996 (unaudited)
             and 1995 (unaudited)                                            4

Statements of Cash  Flows  for  the  three   month
             periods ended March 31, 1996 (unaudited)
             and 1995 (unaudited)                                            5

Notes to Financial Statements                                                6

Item 2.      Management's  Discussion and Analysis of Financial
             Condition and Results of Operations                            6-7


PART II.     OTHER INFORMATION

Item 5.      Other Information                                               8

Item 6.      Exhibits and Reports on Form 8-K                                8

SIGNATURES                                                                   9

                               TELEPAD CORPORATION
                                 BALANCE SHEETS

                                                                               March 31,     December 31,
                                                                                 1996           1995
                                                                            ------------    ------------
                                                                             (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents                                                $    555,833    $  1,257,948
   Accounts receivable, less allowance of $100,000
   at March 31, 1996 and December 31, 1995, respectively                         114,478         472,724
   Inventory, less allowance of $80,000 at March 31, 1996 and
   December 31, 1995, respectively                                               560,908         403,733
   Other current assets                                                          167,253          96,246
                                                                            ------------    ------------
Total current assets                                                           1,398,472       2,230,651
                                                                            ------------    ------------
Furniture and equipment:
   Office furniture and equipment                                                117,520         117,520
   Computer equipment                                                            557,834         527,908
                                                                            ------------    ------------
                                                                                 675,354         645,428
Less accumulated depreciation                                                   (340,361)       (287,838)
                                                                            ------------    ------------
Net furniture and equipment                                                      334,993         357,590
Deposits and other assets                                                         21,061          21,061
                                                                            ------------    ------------
Total assets                                                                 $ 1,754,526    $ 2,609,302
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses                                    $  2,604,612    $  2,821,741
   Notes payable (Note 2)                                                      4,750,000       3,881,698
   Deferred revenue                                                               56,880          17,718
                                                                            ------------    ------------
Total current liabilities                                                      7,411,492       6,721,157

Stockholders' deficit:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized; none issued
   Common stock, $.01 par value;  95,000,000 shares  authorized:
        Class A common stock, 94,406,937 shares designated,
        4,481,175 and 4,436,175 shares issued and outstanding
        at March 31,1996 and December 31, 1995, respectively                      44,811          44,361
        Class B common stock, 593,063 shares designated,
        555,563 shares issued and outstanding
        at March 31,1996 and December 31, 1995, respectively                       5,556           5,556
   Additional paid-in capital                                                 18,671,484      18,657,124
   Accumulated deficit                                                       (24,378,817)    (22,818,896)
                                                                            ------------    ------------
Total stockholders' deficit                                                   (5,656,966)     (4,111,855)
                                                                            ------------    ------------
Total liabilities and stockholders' deficit                                 $  1,754,526    $  2,609,302
                                                                            ============    ============


                             See accompanying notes

                               TELEPAD CORPORATION

                            STATEMENTS OF OPERATIONS

                                                    Three Months Ended March 31,
                                                        1996           1995
                                                    -----------     -----------
                                                    (UNAUDITED)     (UNAUDITED)

Revenues:
    TelePad products                                $   190,893     $   354,859
    Service contracts                                   101,022         282,804
                                                    -----------     -----------
Total revenues                                          291,915         637,663

Costs and expenses:
    Cost of goods sold - Telepad products               255,082         157,407
    Cost of goods sold - service contracts               40,650         177,266
    Research and development                            240,204         370,947
    Selling, general and administrative                 879,485         887,768
                                                    -----------     -----------
Total costs and expenses                              1,415,421       1,593,388
                                                    -----------     -----------

Loss from operations                                 (1,123,506)       (955,725)

Interest income                                           2,239           3,885
Interest expense                                       (249,909)           --
Amortization of debt issue costs                       (118,302)           --
Other expenses                                          (70,443)           --
                                                    -----------     -----------

Net loss                                            $(1,559,921)    $  (951,840)
                                                    ===========     ===========

Net loss per share                                  $     (0.31)    $     (0.20)
                                                    ===========     ===========

Weighted average shares outstanding                   5,014,405       4,712,328
                                                    ===========     ===========


                             See accompanying notes

                               TELEPAD CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                        Three Months Ended March 31,
                                                             1996           1995
                                                         -----------    -----------
                                                         (UNAUDITED)    (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                 $(1,559,921)   $  (951,840)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation and amortization                             52,523         28,883
    Amortization of debt discount                            118,302           --
    Common stock issued in lieu of cash for consulting
      and employment services                                   --          313,750
    Changes in assets and liabilities:
      Accounts receivable                                    358,246      3,310,848
      Inventory                                             (157,175)     1,188,066
      Other current assets                                   (71,007)          --
      Deposits and other assets                                 --           23,143
      Accounts payable and accrued expenses                 (217,129)    (5,676,308)
      Deferred revenue                                        39,162         21,945
                                                         -----------    -----------
Net cash used in operating activities                     (1,436,999)    (1,741,513)

INVESTING ACTIVITIES

Purchase of furniture and equipment                          (29,926)       (14,899)
                                                         -----------    -----------
Net cash used in investing activities                        (29,926)       (14,899)

FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock               14,810      1,593,647
Proceeds from notes payable                                  750,000           --
                                                         -----------    -----------
Net cash provided by financing activities                    764,810      1,593,647

                                                         -----------    -----------
Net increase (decrease) in cash                             (702,115)      (162,765)
Cash and cash equivalents, beginning of period             1,257,948        378,660
                                                         -----------    -----------
Cash and cash equivalents, end of period                 $   555,833    $   215,895
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Actual cash payments for:
          Interest                                       $    75,000    $      --
                                                         ===========    ===========


                             See accompanying notes

                               TELEPAD CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


               (INFORMATION PERTAINING TO THE PERIODS ENDED MARCH
                        31, 1996 AND 1995 IS UNAUDITED.)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

               Basis of Presentation

               The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements for the year ended December 31, 1995 and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 1996.

               Net Loss Per Share

               Net loss per share is calculated using the weighted average number of common shares outstanding during the period, with shares of Class A common stock and Class B common stock treated as a single class for purposes of the calculation. Shares issuable upon the exercise of stock options and warrants have been excluded from the computation because the effect of their inclusion would be antidilutive.

2. NOTES PAYABLE

               On February 15, 1996, the Company and an individual investor, who had previously provided his personal guaranty of the Company's obligations to International Business Machines Corporation ("IBM") for the production of 400 TelePad 3 computers, entered into an agreement whereby the individual investor loaned the Company $750,000 evidenced by a promissory note which has a term of one year, but has the right to require early retirement of the obligation at the final closing of the secondary public offering. The promissory note bears interest at the rate of 20% and contains a loan origination fee of approximately $68,000. The promissory note is secured by all of the Company's assets. The conditions of the agreement require that a portion of the proceeds from the note be used to satisfy existing obligations to IBM and that IBM release the guaranty. The Company received net proceeds, after disbursements to IBM and prepayment of one-half of the annual interest due under the promissory note, of approximately $193,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------

               THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995 ENDED MARCH 31,

               For the three months ended March 31, 1996, the Company recognized revenues of $292,000 compared to revenues of $638,000 in the three months ended March 31, 1995. This decrease of $346,000 is the result of a $164,000 decrease in product sales and a $182,000 decrease in service sales. Sales of TelePad 3 computers commenced in July 1995, but due to financial and technical issues, production of the TelePad 3 has been limited to 400 units. As a result, sales of the TelePad 3 in the quarter ended March 31, 1996 generated less revenue than the revenue generated by sales of TelePad SL computers in the same period a year ago. The decrease in service revenues resulted from work on multiple small professional service contracts in the first quarter of 1996 versus work on one large contract designing a custom software solution in same period in 1995.

               Cost of products and services sold during the three months ended March 31, 1996 totaled $296,000 (101% of revenue) compared to $334,000 (52% of revenue) in the three months ended March 31, 1995. This reduced gross margin is primarily attributable a charge of approximately $47,000 to expense accessories for the TelePad 3 which were made obsolescent by design modifications and approximately $29,000 in warranty costs. The warranty expense represents warranty costs in the period and an $11,000 addition to warranty reserves to cover the cost of upgrading TelePad 3s sold and capitalized in the period to the latest engineering changes being incorporated into new production units.

               Research and development ("R&D") expenses for the three months ended March 31, 1996 were $240,000 compared to $371,000 for the three months ended March 31, 1995 . This 35% decrease in R&D spending was due primarily to the completion of design and development of the TelePad 3 as compared with expenditures for the initial design of the TelePad 3 for the same three month period in 1995.

               Selling, general and administrative expenses for the three months ended March 31, 1996 were $879,000 compared to $888,000 for the three months ended March 31, 1995. The slight decrease of $9,000 (1%) was primarily the result of the maintenance of cost controls implemented when a cost reduction program was implemented early in 1995.

               As a result of the foregoing, the Company recorded a net loss of $1,560,000 or ($0.31) per share for the three months ended March 31, 1996 compared to a net loss of $952,000 or ($0.20) per share for the same period in 1995.

Liquidity and Capital Resources
- - -------------------------------

               Cash used in operating activities was $1,437,000 in the period ended March 31, 1996 as compared to $1,742,000 in the comparable period in 1995. The $1,560,000 net loss was partially offset by a $358,000 reduction in accounts receivable, which resulted from collections being greater than sales. Accounts payable and accrued expenses consumed $217,000 in cash primarily as a net result of payments to IBM and increases in accounts payable due to other vendors. Inventory increased by a net amount of $157,000, primarily as a net result of the purchase of $300,000 in TelePad SL parts from IBM and a reduction of TelePad 3 inventory.

               Cash was increased by the proceeds of a note payable from an individual investor in the amount of $750,000.

               On April 3, 1996, the Company completed a public offering of 20,000 units (the "Units"). Each Unit consisted of 285 shares of Class A common stock and 1,000 Class D warrants and was sold for $1,000 per Unit, pursuant to which the Company raised $20,000,000. The net proceeds to the Company from the Unit offering amounted to $17,742,000.

               On April 25, 1996, the underwriter exercised the over-allotment option to purchase an additional 3,000 Units pursuant to which the Company raised an additional $3,000,000. The Company received net proceeds of $2,736,300 from the exercise of the over-allotment option.

PART II.       OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

               KEY PERSONNEL

               On April 16, 1996, Donald W. Barrett was appointed Chief Executive Officer of the Company. Mr. Barrett was elected to the Board of Directors and elected Chairman succeeding Mr. John Diesel, who remains as a director.

               Bridge Financing
               ----------------

               In July, August and September, 1995, the Company undertook a private placement of 80 units, each consisting of $50,000 in 10% promissory notes due upon the earlier to occur of (a) the closing of a public offering of the Company's Class A common stock and warrants or (b) July 26, 1997, and 25,000 Class D warrants, each of which entitled the holder thereof to purchase one share of the Company's Class A common stock at an exercise price of $2.50 per share under certain circumstances. On July 26, 1995, the Company completed the sale of 46.5 units and received net proceeds therefrom in the amount of $1,966,663. On August 7, 1995, the Company completed the sale of an additional 29 units and received net proceeds therefrom in the amount of $1,261,500. On September 8, 1995, the Company completed the sale of an additional 4.5 units and received net proceeds therefrom in the amount of $195,750.

               On April 25, 1996 the Company paid $4,268,685 to repay the $4,000,000 principal amount of the promissory notes and accrued interest in the amount of $268,685.

               Promissory Note
               ---------------

               On May 1, 1996, the Company paid $825,000 to the individual investor holding the $750,000 promissory note to repay the $750,000 principal amount and $75,000 in interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)            Exhibits - None

               (b)            Reports on Form 8-K - None

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 TELEPAD CORPORATION



Date:   May 15, 1996              /s/ Ronald C. Oklewicz
        ------------              ----------------------
                                  Ronald C. Oklewicz
                                  President and Chief Operating Officer



Date:   May 15, 1996              /s/  Robert D. Russell
        ------------              ----------------------
                                  Robert D. Russell
                                  Vice President and Treasurer
                                  Principal Financial and Accounting Officer