Form 10QSB
period 1996-06-30
TELEPAD CORP
filed 1996-08-14
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended JUNE 30, 1996.
                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21934
                         ------------------------------

                               TELEPAD CORPORATION
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      52-1680936
           --------                                      ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

380 Herndon Parkway, Suite 1900, Herndon, Virginia                     22070
- --------------------------------------------------                     -----
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code:             (703) 834-9000
                                                            --------------


                                 Not Applicable
        -----------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

         Yes          X         No__________

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                    Shares Outstanding
Class of Common Stock                                at July 23, 1996
- ---------------------                                ----------------

Class A Common Stock                          11,351,738 shares, $0.01 par value
Class B Common Stock                          250,000 shares, $0.01 par value

                               TELEPAD CORPORATION

                              INDEX TO FORM 10-QSB

                                                                        Page No.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance  Sheets - June 30, 1996  (unaudited)  and
            December 31, 1995                                                 3

           Statements  of  Operations  for the  three  and six  month
           periods   ended  June  30,  1996   (unaudited)   and  1995
           (unaudited)                                                        4

           Statements  of Cash Flows for the six month  periods ended
           June 30, 1996 (unaudited) and 1995 (unaudited)                     5

           Notes to Financial Statements                                      6

Item 2.    Management's  Discussion and Analysis of Financial  Condition
and Results of Operations                                                   7-9


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  9

SIGNATURES                                                                   10

                               TELEPAD CORPORATION

                                 BALANCE SHEETS

                                                                            June 30,       December 31,
                                                                              1996            1995
                                                                          ------------    ------------
                                                                           (UNAUDITED)
ASSETS
Current assets:
            Cash and cash equivalents                                     $ 13,358,814    $  1,257,948
            Accounts receivable, less allowance of $100,000
            at June 30, 1996 and December 31, 1995, respectively               339,037         472,724
            Inventory, less allowance of $80,000 at June 30, 1996 and
            December 31, 1995, respectively                                    520,554         403,733
            Other current assets                                               654,373          96,246
                                                                          ------------    ------------
Total current assets                                                        14,872,778       2,230,651
                                                                          ------------    ------------
Furniture and equipment:
            Office furniture and equipment                                     155,565         117,520
            Computer equipment                                                 621,747         527,908
                                                                          ------------    ------------
                                                                               777,312         645,428
Less accumulated depreciation                                                 (397,048)       (287,838)
                                                                          ------------    ------------
Net furniture and equipment                                                    380,264         357,590
Deposits and other assets                                                       27,689          21,061
                                                                          ------------    ------------
Total assets                                                              $ 15,280,731    $  2,609,302
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
            Accounts payable and accrued expenses                         $  2,271,752    $  2,821,741
            Notes payable (Note 2)                                                --         3,881,698
            Deferred revenue                                                    26,269          17,718
                                                                          ------------    ------------
Total current liabilities                                                    2,298,021       6,721,157

Stockholders' equity (deficit):
            Preferred stock, $.01 par value, 5,000,000 shares
               authorized; none issued
            Common stock, $.01 par value; 95,000,000 shares authorized:
                 Class A common stock, 94,406,937 shares designated,
                 11,341,738    and 4,436,175 shares issued and outstanding
                 at June 30,1996 and December 31, 1995, respectively           113,417          44,361
                 Class B common stock, 593,063 shares designated,
                 250,000 and 555,563 shares issued and outstanding
                 at June 30,1996 and December 31, 1995, respectively             2,500           5,556
            Additional paid-in capital                                      39,121,405      18,657,124
            Accumulated deficit                                            (26,254,612)    (22,818,896)
                                                                          ------------    ------------
Total stockholders' equity (deficit)                                        12,982,710      (4,111,855)
                                                                          ------------    ------------
Total liabilities and stockholders' equity (deficit)                      $ 15,280,731    $  2,609,302
                                                                          ============    ============

                             See accompanying notes

                               TELEPAD CORPORATION

                            STATEMENTS OF OPERATIONS

                                             Three Months Ended June 30,    Six Months Ended June 30,

                                                 1996           1995           1996          1995
                                             -----------    -----------    -----------    -----------
                                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Revenues:
    TelePad products                         $   428,305    $   230,934    $   619,198    $   585,793
    Service contracts                             58,752         61,412        159,774        344,216
                                             -----------    -----------    -----------    -----------
Total revenues                                   487,057        292,346        778,972        930,009

Costs and expenses:
    Cost of goods sold - Telepad products        407,814        200,767        662,896        358,174
    Cost of goods sold - service contracts        34,639         31,691         75,289        208,957
    Costs related to manufacturing startup       317,607           --          317,607           --
    Research and development                     552,461        493,496        792,665        864,443
    Selling, general and administrative        1,217,763        863,184      2,097,249      1,750,952
                                             -----------    -----------    -----------    -----------
Total costs and expenses                       2,530,284      1,589,138      3,945,706      3,182,526
                                             -----------    -----------    -----------    -----------

Loss from operations                          (2,043,227)    (1,296,792)    (3,166,734)    (2,252,517)

Interest income                                  185,933           --          188,172          3,885
Interest expense                                  (3,288)          --         (253,197)          --
Amortization of debt issue costs                    --             --         (118,302)          --
Other expenses                                   (15,212)          --          (85,655)          --
                                             -----------    -----------    -----------    -----------

Net loss                                     $(1,875,794)   $(1,296,792)   $(3,435,716)   $(2,248,632)
                                             ===========    ===========    ===========    ===========

Net loss per share                           $     (0.19)   $     (0.26)   $     (0.47)   $     (0.48)
                                             ===========    ===========    ===========    ===========

Weighted average shares outstanding            9,740,786      4,950,286      7,377,596      4,662,184
                                             ===========    ===========    ===========    ===========

                             See accompanying notes

                               TELEPAD CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                             Six Months Ended June 30,

                                                               1996            1995
                                                           ------------    ------------
                                                           (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                   $ (3,435,716)   $ (2,248,632)
Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation and amortization                             109,210          75,596
      Amortization of debt discount                             118,302            --
      Common stock issued in lieu of cash for consulting
        and employment services                                    --           313,750
      Changes in assets and liabilities:
         Accounts receivable                                    133,687       3,510,547
         Inventory                                             (116,821)      1,340,833
         Other current assets                                  (558,127)         64,087
         Deposits and other assets                               (6,628)           --
         Accounts payable and accrued expenses                 (549,989)     (5,521,340)
         Deferred revenue                                         8,551          26,355
                                                           ------------    ------------
Net cash used in operating activities                        (4,297,531)     (2,438,804)

INVESTING ACTIVITIES
Purchase of furniture and equipment                            (131,884)        (25,649)
                                                           ------------    ------------
Net cash used in investing activities                          (131,884)        (25,649)

FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock              20,530,281       2,147,196
Proceeds from notes payable                                     750,000            --
Repayment of notes payable                                   (4,750,000)           --
                                                           ------------    ------------
Net cash provided by financing activities                    16,530,281       2,147,196

                                                           ------------    ------------
Net increase (decrease) in cash                              12,100,866        (317,257)
Cash and cash equivalents, beginning of period                1,257,948         378,660
                                                           ------------    ------------
Cash and cash equivalents, end of period                   $ 13,358,814    $     61,403
                                                           ============    ============

                             See accompanying notes

                               TELEPAD CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                     (INFORMATION PERTAINING TO THE PERIODS
                   ENDED JUNE 30, 1996 AND 1995 IS UNAUDITED.)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements for the year ended December 31, 1995 and footnotes thereto included in the Company's Form 10-KSB.

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

2.  NOTES PAYABLE

         On February 15, 1996, the Company and an individual investor, who had previously provided his personal guaranty of the Company's obligations to International Business Machines Corporation ("IBM") for the production of 400 TelePad 3 computers, entered into an agreement whereby the individual investor loaned the Company $750,000 evidenced by a promissory note which had a term of one year, but included the right to require early retirement of the obligation at the final closing of the secondary public offering. The promissory note carried interest at the rate of 20% and contained a loan origination fee of approximately $68,000. The promissory note was secured by all of the Company's assets. The conditions of the agreement required that a portion of the proceeds from the note be used to satisfy existing obligations to IBM and that IBM release the guaranty. The Company received net proceeds, after disbursements to IBM and prepayment of one-half of the annual interest due under the promissory note, of approximately $193,000. On May 1, 1996, the Company paid $825,000 to the individual investor to retire the promissory note. The $825,000 payment included the principal amount of $750,000 and $75,000 in interest. The respective security interest has been released.

3.  CONTINGENT MATTERS

         In order to secure credit for production of the TelePad 3 computer, the Company has provided a letter of credit to Sanmina Corporation ("Sanmina") in the amount of $2,000,000. This letter of credit is secured by $2,000,000, which is invested in an interest-bearing account and is pledged as security.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

THREE  MONTHS  ENDED JUNE 30, 1996  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
1995

         For the three months ended June 30, 1996, the Company recognized revenues of $487,000 compared to revenues of $292,000 in the same period in 1995. This increase of $195,000 is the result of a $197,000 increase in product sales and a $2,000 decrease in service sales. Prior to July 1995, when production of the TelePad 3 commenced, the Company's primary product was the TelePad SL. Although production of the TelePad 3 started in July 1995, due to financial and technical issues, production of the TelePad 3 was limited to 400 units until production started again in June 1996. The Company completed a secondary offering in April 1996 and entered into an agreement with a new manufacturer, Sanmina. Lack of adequate financing and the shift in manufacturers resulted in no new TelePad 3s being produced in 1996 until June 1996, when production commenced at Sanmina.

         Cost of products and services sold during the three months ended June 30, 1996 totaled $760,000 (156% of revenue) compared to $232,000 (79% of revenue) in the three months ended June 30, 1995. Costs in the current period include a charge of $318,000 directly related to the shift in manufacturers and restarting production in the new facility. Product gross margins in the current quarter have been constrained by the relatively high cost of parts purchased primarily in 1995 by the prior manufacturer, but not used and replaced earlier due to financial and technical delays. Cost of products sold also includes a $22,000 warranty reserve comprised of $10,000 for TelePad 3 units built in the current period and $12,000 to incorporate recent engineering changes into units built in prior periods.

         Research and development ("R&D") expenses for the three months ended June 30, 1996 were $552,000 compared to $493,000 for the three months ended June 30, 1995. This 12% increase in R&D spending was due primarily to non-recurring expenses associated with the start up of a new manufacturing facility in the current period as compared with expenditures for the initial design of the TelePad 3 for the same three-month period in 1995.

         Selling, general and administrative expenses for the three months ended June 30, 1996 were $1,218,000 compared to $863,000 for the three months ended June 30, 1995. The increase of $355,000 (41%) was primarily the result of increases in selling expenses in response to the new supply of TelePad 3 units and the addition of new space and personnel to expand the Company's capabilities.

         Interest income contributed $186,000 in the current period as a result of the investment of the net proceeds of the secondary public offering completed in April 1996.

         As a result of the foregoing, the Company recorded a net loss of $1,876,000 or ($0.19) per share for the three-month period ended June 30, 1996 compared to a net loss of $1,297,000 or ($0.26) per share for the same period in 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

         For the six months ended June 30, 1996, the Company recognized revenues of $779,000 compared to revenues of $930,000 in the same period in 1995. This decrease of $151,000 is the net result of a $33,000 increase in product sales and a $184,000 decrease in service sales. The decrease in service revenues resulted from work on multiple small professional service contracts in the six-month period ended June 30, 1996 versus work on one large contract designing a custom software solution in the same period in 1995.

         Cost of products and services sold during the six months ended June 30, 1996 totaled $1,056,000 (136% of revenue) compared to $567,000 (61% of revenue) in the six months ended June 30, 1995. Costs in the current period include a charge of $318,000 directly related to the shift in manufacturers and restarting production in new facility. Product gross margins in the current period have been constrained by the relatively high cost of parts purchased primarily in 1995 by the prior manufacturer, but not used and replaced earlier due to financial and technical delays. Cost of products sold includes a charge of approximately $33,000 for warranty costs and a charge of approximately $47,000 to expense accessories for the TelePad 3 which were made obsolete by design modifications. Approximately $23,000 of the warranty costs are to incorporate recent engineering changes into TelePad 3 units built in prior periods.

         R&D expenses for the six months ended June 30, 1996 were $793,000 compared to $864,000 for the six months ended June 30, 1995. This 8% decrease in R&D spending was due primarily to design and development to enhance the TelePad 3 and non-recurring expenses associated with the start up of a new manufacturing facility in the current period as compared with expenditures for the initial design of the TelePad 3 for the same period in 1995.

         Selling, general and administrative expenses for the six months ended June 30, 1996 were $2,097,000 compared to $1,751,000 for the six months ended June 30, 1995. The increase of $346,000 (20%) was primarily the result of increases in selling expenses in response to the new supply of TelePad 3 units and the addition of new space and personnel to expand the Company's capabilities.

         Interest expense of $253,000 and amortization of debt issue costs of $118,000 in the six-month period ended June 30, 1996 relate to the $4,000,000 in bridge notes outstanding. These notes were retired with the proceeds from the secondary offering.

         As a result of the foregoing, the Company recorded a net loss of $3,436,000 or ($0.47) per share for the six months ended June 30, 1996 compared to a net loss of $2,249,000 or ($0.48) per share for the same period in 1995. The weighted average number of shares increased as a result of 6,555,000 shares sold in the secondary offering.

Liquidity And Capital Resources
- -------------------------------

         Net cash used in operating activities was $4,298,000 in the six-month period ended June 30, 1996 as compared to $2,439,000 in the comparable period in 1995. The cash consumed by the $3,436,000 net loss was increased by payments to vendors, primarily IBM, and a $600,000 advance made to Sanmina to start production of the TelePad 3. Inventory increased by a net amount of $117,000, primarily as a result of the purchase of $300,000 in TelePad SL parts from IBM and a reduction of TelePad 3 inventory.

         On April 3, 1996, the Company completed a public offering of 20,000 units (the "Units"). Each Unit consisted of 285 shares of Class A common stock and 1,000 Class D warrants and was sold for $1,000 per Unit, pursuant to which the Company raised $20,000,000. The net proceeds to the Company from the Unit offering amounted to $17,779,000. On April 25, 1996, the underwriter exercised the over-allotment option to purchase an additional 3,000 Units pursuant to which the Company raised an additional $3,000,000. The Company received net proceeds of $2,736,000 from the exercise of the over-allotment option.

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

         On May 1, 1996, the Company paid $825,000 to the individual investor holding the $750,000 promissory note to repay the $750,000 principal amount and $75,000 in interest. The Company expects that available cash will enable the Company to meet its normal operating requirements over the near term.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - None

         (b)      Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TELEPAD CORPORATION



Date:  August 14, 1996                 /s/  Donald W. Barrett
                                       ---------------------------------
                                       Donald W. Barrett
                                       Chairman of the Board and Chief Executive
                                       Officer




Date:  August 14, 1996                 /s/  Robert D. Russell
                                       ---------------------------------
                                       Robert D. Russell
                                       Vice President and Treasurer
                                       Principal Financial and Accounting
                                       Officer