Form 10-Q
period 1996-09-30
TELEPAD CORP
filed 1996-11-18
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended SEPTEMBER 30, 1996.
                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21934

                               TELEPAD CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            52-1680936
(State or other jurisdiction of                  (IRS Employer Identification
No.)
incorporation or organization)

380 HERNDON PARKWAY, SUITE 1900, HERNDON, VIRGINIA                22170
--------------------------------------------------          -------------------
(Address of principal executive offices)                        (Zip Code)
Issuer's telephone number, including area code:      (703) 834-9000
                                                     --------------


                                 NOT APPLICABLE
         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 ninety days.
         Yes      X         No
            ----------------   ---------------

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                            Shares Outstanding
          CLASS OF COMMON STOCK                             AT NOVEMBER 11, 1996
          ---------------------                             --------------------

          Class A Common Stock                11,515,618 shares, $0.01 par value
          Class B Common Stock                   150,000 shares, $0.01 par value

Transitional Small Business Disclosure Format (check one):
         Yes                No      X
         -------------------  --------------------

                               TELEPAD CORPORATION

                              INDEX TO FORM 10-QSB

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - September 30, 1996 (unaudited)
                  and December 31, 1995                                        3

         Statements of Operations for the three and nine month periods
                  ended September 30, 1996 (unaudited) and 1995 (unaudited)    4

         Statements of Cash Flows for the nine month periods
                  ended September 30, 1996 (unaudited) and 1995 (unaudited)    5

         Notes to Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   7-10


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 6.  Exhibits and Reports on Form 8-K                                     12

SIGNATURES                                                                    13
                                       -2-

                               TELEPAD CORPORATION
                                 BALANCE SHEETS

                                                                             SEPTEMBER 30,   December 31,
                                                                                 1996            1995
                                                                             ------------    ------------
                                                                                     (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                               $ 11,123,056    $  1,257,948
     Accounts receivable, less allowance of $101,000
     at September 30, 1996 and $100,000 at December 31, 1995                      319,566         472,724
     Inventory, less allowance of $80,000 at September 30, 1996
     and December 31, 1995, respectively                                        2,460,227         403,733
     Other current assets                                                         395,526          96,246
                                                                             ------------    ------------
Total current assets                                                           14,298,375       2,230,651
                                                                             ------------    ------------
Furniture and equipment:
     Office furniture and equipment                                               194,848         117,520
     Computer equipment                                                           747,693         527,908
                                                                                  942,541         645,428
Less accumulated depreciation                                                    (445,518)       (287,838)
Net furniture and equipment                                                       497,023         357,590
Deposits and other assets                                                          27,689          21,061
Total assets                                                                 $ 14,823,087    $  2,609,302
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued expenses                                   $  2,993,589    $  2,821,741
     Notes payable (Note 2)                                                          --         3,881,698
     Deferred revenue                                                              14,765          17,718
                                                                             ------------    ------------
Total current liabilities                                                       3,008,354       6,721,157

Stockholders' equity (deficit):
     Preferred stock, $.01 par value, 5,000,000 shares
        authorized; none issued
     Common stock, $.01 par value;  95,000,000 shares authorized:  Class A
          common  stock, 94,406,937    shares  designat  11,364,606   and
          4,436,175 shares issued and outstanding
          at September 30,1996 and December 31, 1995, respectively                113,645          44,361
          Class B common stock, 593,063 shares designated,
          250,000 and 555,563 shares issued and outstanding
          at September 30,1996 and December 31, 1995, respectively                  2,500           5,556
     Additional paid-in capital                                                39,190,670      18,657,124
     Accumulated deficit                                                      (27,492,082)    (22,818,896)
Total stockholders' equity (deficit)                                           11,814,733      (4,111,855)
Total liabilities and stockholders' equity (deficit)                         $ 14,823,087    $  2,609,302
                                                                             ============    ============

                             See accompanying notes

                               TELEPAD CORPORATION

                            STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                             ----------------------------    ----------------------------
                                                 1996            1995            1996            1995
                                             ------------    ------------    ------------    ------------
                                             (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Revenues:
    TelePad products                         $    821,724    $    698,866    $  1,440,922    $  1,284,659
    Service contracts                              34,281         127,300         194,055         471,516
                                             ------------    ------------    ------------    ------------
Total revenues                                    856,005         826,166       1,634,977       1,756,175

Costs and expenses:
    Cost of goods sold - Telepad products         748,064         672,090       1,410,959       1,030,264
    Cost of goods sold - service contracts         12,578          64,911          87,867         273,868
    Costs related to manufacturing startup           --              --           317,607            --
    Research and development                      405,090         244,673       1,197,755       1,109,116
    Selling, general and administrative         1,135,210         794,808       3,232,459       2,545,759
                                             ------------    ------------    ------------    ------------
Total costs and expenses                        2,300,942       1,776,482       6,246,647       4,959,007
                                             ------------    ------------    ------------    ------------

Loss from operations                           (1,444,937)       (950,316)     (4,611,670)     (3,202,832)

Interest income                                   207,466          10,965         395,637          14,850
Interest expense                                     --           (64,863)       (253,197)        (64,863)
Amortization of debt issue costs                     --          (376,926)       (118,302)       (376,926)
Other expenses                                       --              --           (85,655)           --
                                             ------------    ------------    ------------    ------------

Net loss                                     $ (1,237,471)   $ (1,381,140)   $ (4,673,187)   $ (3,629,771)
                                             ============    ============    ============    ============

Net loss per share                           $      (0.11)   $      (0.28)   $      (0.53)   $      (0.77)
                                             ============    ============    ============    ============

Weighted average shares outstanding            11,604,573       4,950,286       8,786,588       4,703,555
                                             ============    ============    ============    ============

                             See accompanying notes

                                                TELEPAD CORPORATION

                                             STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended September 30,
                                                           ----------------------------
                                                               1996            1995
                                                           ------------    ------------
                                                            (Unaudited)     (Unaudited)
Operating activities

Net loss                                                   $ (4,673,187)   $ (3,629,771)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                             157,680         493,552
      Amortization of debt discount                             118,302            --
      Provision for loss on accounts receivable                   1,061          11,346
      Loss on disposal of property and equipment                   --            12,584
      Common stock issued in lieu of cash for consulting
        and employment services                                    --           313,750
      Changes in assets and liabilities:
         Accounts receivable                                    152,097       3,010,798
         Inventory                                           (2,056,494)      1,194,075
         Other current assets                                  (299,280)       (649,445)
         Deposits and other assets                               (6,628)           --
         Accounts payable and accrued expenses                  171,849      (5,347,885)
         Deferred revenue                                        (2,953)         18,515
                                                           ------------    ------------
Net cash used in operating activities                        (6,437,553)     (4,572,481)

Investing activities
Purchase of furniture and equipment                            (297,113)       (132,395)
                                                           ------------    ------------
Net cash used in investing activities                          (297,113)       (132,395)

Financing activities
Net cash proceeds from issuance of common stock              20,599,774       2,147,197
Proceeds from notes payable                                     750,000       4,000,000
Repayment of notes payable                                   (4,750,000)           --
                                                           ------------    ------------
Net cash provided by financing activities                    16,599,774       6,147,197

                                                           ------------    ------------
Net increase in cash                                          9,865,108       1,442,321
Cash and cash equivalents, beginning of period                1,257,948         378,660
                                                           ------------    ------------
Cash and cash equivalents, end of period                   $ 11,123,056    $  1,820,981
                                                           ============    ============

Supplemental disclosures of cash flow information
Actual cash payments for:
      Interest                                             $    418,685    $     --
                                                           ============    ============



                             See accompanying notes

                               TELEPAD CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  (INFORMATION PERTAINING TO THE PERIODS ENDED
                   SEPTEMBER 30, 1996 AND 1995 IS UNAUDITED.)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements for the year ended December 31, 1995 and footnotes thereto included in the Company's Form 10-KSB.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Three Months ended September 30, 1996 Compared to the Three Months ended September 30, 1995

         For the three months ended September 30, 1996, the Company recognized revenues of $856,000 compared to revenues of $826,000 in the same period in 1995. The $30,000 increase is the net result of a $123,000 increase in product sales and a $93,000 decrease in service sales. Production of the TelePad 3 resumed in June 1996 after a significant delay due to a switch in contract manufacturers. Due to uncertainties surrounding the timing of the resumption of production and the corresponding lack of evaluation units that incorporated the latest engineering changes, the TelePad 3 sales cycle was effectively interrupted during the change in manufacturers. A reinvigorated sales effort effectively resumed in June 1996 when a new supply of TelePad 3 computers became available. Since TelePad 3 computers are generally purchased to automate mobile field workers, which is a relatively new use of the technology, and are purchased as capital equipment, the sales cycle is extended. Because of this extended evaluation and budgeting process, there tends to be a delay between selling efforts in the current period and new orders.

         Cost of products and services sold during the three months ended September 30, 1996 totaled $761,000 (89% of revenue) compared to $737,000 (89% of revenue) in the same period in 1995. Product gross margins in the current quarter are still constrained by the relatively high cost of parts purchased primarily in 1995 by the prior manufacturer, but not used earlier due to financial and technical delays.

         Research and development ("R&D") expenses for the three months ended September 30, 1996 were $405,000 compared to $245,000 for the three months ended September 30, 1995. This 65% increase in R&D spending was due primarily to a shift in emphasis to product enhancements and the development of new modules to broaden the TelePad 3 product line as compared with a reduced level of engineering work focused on production and quality issues following completion of the initial TelePad 3 development in June 1995.

         Selling, general and administrative expenses for the three months ended September 30, 1996 were $1,135,000 compared to $795,000 for the same period in 1995. The $340,000 (43%) increase in expenses was primarily the result of increases in selling expenses in response to the new supply of TelePad 3 units and the addition of new space and personnel to expand the Company's capabilities.

         Interest income in the current period was $207,000 compared to $11,000 in the comparison period as a result of the investment of the net proceeds of the secondary public offering completed in April 1996.

         As a result of the foregoing, the Company recorded a net loss of $1,237,000 or ($0.11) per share for the three-month period ended September 30, 1996 compared to a net loss of $1,381,000 or ($0.28) per share for the same period in 1995.

Nine Months ended September 30, 1996 Compared to the Nine Months ended September 30, 1995

         For the nine months ended September 30, 1996, the Company recognized revenues of $1,635,000 compared to revenues of $1,756,000 in the same period in 1995. This decrease of $121,000 is the net result of a $156,000 increase in product sales and a $277,000 decrease in service sales. The decrease in service revenues resulted from a reduced volume of professional service contracts in the nine-month period ended September 30, 1996 versus work on one large contract designing a custom software solution in the same period in 1995.

         Cost of products and services sold during the nine months ended September 30, 1996 totaled $1,499,000 (92% of revenue) compared to $1,304,000 (74% of revenue) in the nine months ended September 30, 1995. Costs in the current period also include a charge of $318,000 directly related to the shift in manufacturers and restarting production in a new facility. Product gross margins in the current period have been constrained by the relatively high cost of parts purchased primarily in 1995 by the prior manufacturer, but not used earlier due to financial and technical delays. The cost of products sold includes a $47,000 charge to expense accessories for the TelePad 3 which were made obsolete by design modifications. In addition, the cost of products sold includes $23,000 for warranty costs to incorporate recent engineering changes into TelePad 3 units built in prior periods.

         Research and development expenses for the nine months ended September 30, 1996 were $1,198,000 compared to $1,109,000 for the nine months ended September 30, 1995. This 8% increase in R&D spending was due primarily to design and development work to enhance the TelePad 3 and non-recurring expenses associated with the start up of a new manufacturing facility in the current period as compared with expenditures for the initial design of the TelePad 3 for the same period in 1995.

         Selling, general and administrative expenses for the nine months ended September 30, 1996 were $3,232,000 compared to $2,546,000 for the same period in 1995. The $686,000 (27%) increase was primarily the result of increases in selling expenses in response to the new supply of TelePad 3 units and the addition of new space and personnel to expand the Company's capabilities.

         Interest expense of $253,000 and amortization of debt issue costs of $118,000 in the nine-month period ended September 30, 1996 relate to the $4,000,000 in bridge notes. These notes were retired with the proceeds from the secondary offering.

         As a result of the foregoing, the Company recorded a net loss of $4,673,000 or ($0.53) per share for the nine months ended September 30, 1996 compared to a net loss of $3,630,000 or ($0.77) per share for the same period in 1995. The weighted average number of shares increased primarily as a result of 6,555,000 shares sold in the secondary offering.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Net cash used in operating activities was $6,438,000 in the nine-month period ended September 30, 1996 as compared to $4,572,000 in the comparable period in 1995, primarily due to the net losses incurred in each period. Inventory increased by $2,056,000 as production of TelePad 3 computers exceeded sales and by the purchase of $300,000 in TelePad SL parts from IBM. The $1,194,000 reduction in inventory which occurred in the same period in 1995, was primarily the result of selling an inventory of parts back to IBM as part of a settlement with IBM.

         Net cash proceeds from issuance of common stock increased by $20,600,000 in the nine-month period ended September 30, 1996. On April 3, 1996, the Company completed a public offering of 20,000 units (the "Units"). Each Unit consisted of 285 shares of Class A common stock and 1,000 Class D warrants and was sold for $1,000 per Unit, pursuant to which the Company raised $20,000,000. The net proceeds to the Company from the Unit offering amounted to $17,779,000. On April 25, 1996, the underwriter exercised the over-allotment option to purchase an additional 3,000 Units pursuant to which the Company raised an additional $3,000,000. The Company received net proceeds of $2,736,000 from the exercise of the over-allotment option.

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

"Safe Harbor" Statement under the private Securities Litigation Reform Act of 1995: The statements above which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, demand for the Company's products and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity, and supply constraints or difficulties, the results of financing efforts, and other risks detailed in the Company's Securities and Exchange Commission filings.

PART II.          OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual meeting of shareholders of the Registrant was held on September 19, 1996 for the purpose of (i) amending the Company's by-laws to provide for the classification of the Board of Directors, (ii) electing seven directors to serve in three separate classes (with two directors in Class I to serve for a one-year term expiring in 1997, two directors in Class II to serve for a two-year term expiring in 1998, and three directors in Class III to serve for a three-year term expiring in 1999, and in each case until their successors shall be duly elected and qualified), (iii) approving the adoption of the Registrant's 1996 Stock Option Plan and (iv) ratifying the appointment of the Registrant's independent certified public accountant for the fiscal year ending December 31, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition.

         The proposal to amend the by-laws to provide for the classification of the Board of Directors was approved by the following vote:


         FOR                        AGAINST               NON VOTES/ABSTENTIONS
         ---                        -------               ---------------------
      4,492,697                     159,972                      93,375

         The following directors were elected by the following vote:


                                                             VOTES
                                                             -----
                                          CLASS       FOR          AGAINST
                                          -----       ---          -------
Sydney H. Dankman                           I     10,642,009       62,312
John M. Toups                               I     10,634,779       69,542
Ronald C. Oklewicz                          II    10,644,779       59,542
Alan B. Salisbury                           II    10,639,579       64,742
Donald W. Barrett                           III   10,633,579       70,742
John P. Diesel                              III   10,633,579       70,742
E. Donald Shapiro                           III   10,644,779       59,542

         The proposal to adopt the 1996 Stock Option Plan was approved by the following vote:


          FOR                        AGAINST               NON VOTES/ABSTENTIONS
          ---                        -------               ---------------------
        4,129,226                    407,313                      209,504

         The proposal to ratify the appointment of the independent certified public accountant for the fiscal year ending December 31, 1996 was approved by the following vote:


          FOR                        AGAINST               NON VOTES/ABSTENTIONS
          ---                        -------               ---------------------
       10,623,258                     39,016                       42,047


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                    3.4    Amended and Restated By-Laws

                   10.34   1996 Stock Option Plan

         (b)      Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TELEPAD CORPORATION



Date:    NOVEMBER 14, 1996            /S/ DONALD W. BARRETT
         -----------------            ---------------------
                                      Donald W. Barrett
                                      Chairman of the Board and Chief Executive
                                      Officer


Date:    NOVEMBER 14, 1996            /S/ ROBERT D. RUSSELL
         -----------------            ---------------------
                                      Robert D. Russell
                                      Vice President and Treasurer
                                      Principal Financial and Accounting Officer