Form 10KSB
period 1996-12-31
TELEPAD CORP
filed 1997-03-31
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 1996
[] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _______ to _________

                         Commission file number 0-21934

                               TELEPAD CORPORATION
                 (Name of Small Business Issuer in Its charter)

Delaware                                                              52-1680936
--------                                                              ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

380 Herndon Parkway, Suite 1900, Herndon, Virginia                         20170
--------------------------------------------------                         -----
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code:                   (703) 834-9000
                                                                  --------------

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

Class A Common Stock, $0.01 par value ("Common Stock"), Class A Redeemable Warrants ("Class A Warrants"), Class B Redeemable Warrants ("Class B Warrants"), Class C Redeemable Warrants ("Class C Warrants") and Class D Redeemable Warrants
                             ("Class D Warrants").
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ----    ------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form. [__]

     The issuer's revenues for the fiscal year ended December 31, 1996 were $2,240,104.

           The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based upon the closing price of the issuer's Class A Common Stock as reported by Nasdaq on March 17, 1997, was approximately $30,760,000.

           As of March 17, 1997, the latest practicable date for which such information is available, there were issued and outstanding the following number of shares of each of the registrant's classes of Common Stock:

           Class of Common Stock          Shares Outstanding
           ---------------------          ------------------

           Class A Common Stock           11,568,124 shares, $0.01 par value
           Class B Common Stock                150,000 shares, $0.01 par value

Documents Incorporated by Reference
-----------------------------------

           The following documents are incorporated by reference herein:  None.

                                     PART I

Item 1.      Description of Business.

                                    BUSINESS

General

           The Company designs, develops and markets mobile computing and communications systems for customers whose work forces include substantial numbers of mobile field workers in remote locations ("field force workers"). The Company's approach is to provide hardware and software products that support an enterprise's field force workers, connect the field force workers to their home office, and direct information to the home office staff and back to the workers in the field. Through this approach, the Company believes that its customers can significantly enhance profitability and customer service by providing more effective tools and communications to their field force workers.

Field Force Solutions Strategy

           The Company's value proposition is that its customers can gain significant competitive advantages through automation of that portion of their work forces which operate "in the field" outside a traditional office environment. To that end, the Company endeavors to provide total "Field Force Solutions" comprised of purpose-built computer hardware and software linked to the enterprise through wireless communications. Recognizing the need to tailor such solutions to each individual customer, the Company's "Field Force Solutions" strategy incorporates consulting and systems integration services.

           To implement its "Field Force Solutions" strategy, the Company developed the TelePad line of computers and peripherals specifically designed for the unique requirements of field force workers. It also offers its customers the services of its staff of professional management consultants, engineers, and application programmers. Furthermore, it supports the integration of its products with third-party hardware products, software products, and wireless services. Accordingly, a "Field Force Solution" may be comprised of off-the-shelf products combined with custom-built or tailored products and services.

           As the "Field Force Solutions" strategy necessarily requires expertise in the customers' business, the Company focuses on a limited set of industries. Currently, these are utilities, cable television, transportation, public safety, and military equipment maintenance.

           From 1993 (the time of the Company's initial public offering) through 1996, the Company devoted most of its resources to developing and manufacturing its TelePad line of computer hardware. The Company also developed a small in-house capability for software programming and systems integration support, but relied primarily on subcontractors and value-added resellers to deliver those services to its customers. In the future, the Company intends to shift an increasing portion of its resources to providing such services with its own staff.

Products

           The Company's principal products are the TelePad mobile computers. The Company's original product, the TelePad SL, was introduced in 1993 and produced through 1996 (although in very limited quantities after 1995). The Company's current product is the TelePad 3 which entered production in 1995. The Company also makes various accessories and peripheral devices for the TelePad computers.

           Both the TelePad SL and the TelePad 3 are tablet-style battery-powered portable computers which use pen input and handwriting recognition as a primary user interface. Both can also be used on the desktop with the addition of accessory keyboards. They differ primarily in processing power, storage capacity and ability to support peripheral devices.

           The Company contracts with third-party manufacturers for production of its products. Both the TelePad SL and TelePad 3 were manufactured by International Business Machines Corporation ("IBM") until early 1996 after which Sanmina Corporation ("Sanmina") began manufacturing the TelePad 3. See "-- Manufacturing and Supply."

           TelePad SL

           The first generation TelePad, the TelePad SL, has pen and keyboard interfaces but no sound capability. It uses Intel's 386-based microprocessor technology and is equipped with eight megabytes of random access memory ("RAM"), a wireless digitizer (for pen input), a low-cost hard drive (170-340 megabytes), a PCMCIA (Personal Computer Manufacturers Card Interface Association) card slot, and a data/facsimile modem. It includes "ports" for connecting an external floppy drive, an external video monitor, or devices using industry-standard serial or parallel interfaces.

           Optional accessories for the TelePad SL include a stand-alone floppy disk drive, a math co- processor that permits more rapid handling of mathematical functions and calculations, network and communications upgrades, a keyboard that can be used in addition to on-screen pen input, and a mount for installing the TelePad SL in a vehicle. The TelePad SL works with most major operating systems, including IBM's OS/2 and Microsoft's DOS, Windows and Pen for Windows systems.

           Production of the TelePad SL began in 1993. Although the 386 SL microprocessor employed in the TelePad SL was largely superseded after 1994 by faster, more powerful microprocessors, the Company continued to find customers for the TelePad SL based on its unique ergonomic design and its ability to be mounted in a vehicle. Approximately 1,500 TelePad SLs were sold from 1993 through 1996.

           TelePad SLs were designed by the Company and manufactured under a contract with IBM. When production ended, the Company purchased IBM's remaining inventory of TelePad SL parts. See "-- Manufacturing and Supply." The Company is using the parts inventory to build TelePad SLs in its own facility (primarily to fill special orders from previous purchasers of the TelePad SL) and to service units built by IBM.

           The Company believes that the TelePad SL design would be highly competitive in the future if it could be built with a more powerful motherboard and sold at a competitive price. Company management believes that such an upgrade may be achievable with minimal research and development costs if an appropriate motherboard can be purchased from a third-party. Accordingly, it is investigating possible sources for such a board. However, no decision has yet been reached on a future version of the TelePad SL.

           TelePad 3

           The Company began production of its second product, the TelePad 3, in 1995. The TelePad 3 is powered by IBM's Blue Lightning microprocessor (based on Intel's 486 microprocessor technology) running at 66 MHz. It includes a microphone and speaker as well as a pen interface, a detachable keyboard, a dual-scan color display and up to 36 MB of internal RAM. The TelePad 3 works with most major operating systems, including IBM's OS/2 and Microsoft's DOS, Windows 95, Windows, Windows for Pen, and SCO UNIX systems.

           A unique design feature of the TelePad 3 facilitates its adaptation to a variety of peripheral hardware devices. The back of the tablet has three docking bays that can accept any device which can be packaged in one of the Company's three "modular" form factors and connected with an industry- standard connector. The Company currently makes a variety of such devices including hard disk drives in various sizes, adapters for PCMCIA cards, which incorporate memory and communications capabilities in a standard format linking peripheral devices such as facsimile modems, local area networks, or memory storage to the pen computer, and a floppy disk drive.

           In response to specific customer requests and opportunities pursuant to the Company's "Field Force Solutions" strategy, the Company has adapted a number of devices to the modular form factor of the TelePad 3. These include a full-size CD-ROM module, a Global Positioning System ("GPS") module, a variety of wireless LAN and other communications modules. The Company has created conceptual designs for additional modules, but has adopted a policy of not funding engineering development until customers express firm intent to purchase such products.

           The Company contracted with IBM for substantial portions of the electrical design of the TelePad 3. The design belongs to the Company, although it is obligated to pay IBM a royalty of $15 per TelePad 3 computer manufactured by a third party with a non-IBM microprocessor card for certain IBM-proprietary design elements incorporated in the TelePad 3.

           Production of the TelePad 3 commenced at IBM at the end of June 1995. After a series of disputes regarding manufacturing quality and business issues, the Company and IBM agreed in December 1995 that the Company would seek another contract manufacturer and that IBM would support the transition to the new manufacturer. The Company then contracted with Sanmina which began TelePad 3 production in June 1996. Approximately 1,500 TelePad 3s were manufactured in 1995 and 1996; approximately 400 units by IBM and 1,100 units by Sanmina. See "-- Manufacturing and Supply."

           IBM has informed the Company that it no longer produces the Blue Lightning microprocessor, which is a proprietary IBM product available only on microprocessor cards manufactured by IBM. However, IBM agreed to continue to manufacture such electronic card assemblies for the TelePad 3 until June 30, 1997, subject to certain minimum order restrictions. The Company has designed and is currently testing a 586-class 32-bit microprocessor upgrade for the TelePad 3. This 586-class 32-bit microprocessor is intended to replace the Blue Lightning microprocessor. Although the Company expects to begin producing the new microprocessor before the supply of IBM Blue Lightning microprocessors is exhausted, there is no guarantee that the redesign will be available for production prior to the exhaustion of the supply of IBM-built processor cards.

Services

           The Company offers a range of consulting, systems integration, programming and customer support services focused on field force automation. The consulting group analyzes requirements, develops system architectures, and provides a variety of project planning and management services. The systems integration ("SI") group implements systems combining various manufacturers' hardware, software, and wired and wireless communications. SI also collaborates with the Company's hardware engineers on special purpose devices custom-designed for individual customers.

           The Company has a limited number of consulting and SI employees, and supplements its own staff with subcontractors and temporary employees. The Company has adopted a policy of not hiring permanent full-time consulting or SI employees until justified by contracts with customers.

Manufacturing and Supply

           The Company does not operate its own manufacturing facility for the TelePad computers or any other hardware products. Instead, the Company contracts with outside manufacturers. IBM was the Company's sole manufacturer of TelePad products from 1993 through late 1995. Sanmina is currently the Company's sole manufacturer of finished products.

           The components of the TelePad computers, such as the plastic casing, are supplied by various outside sources. In most instances, these suppliers were selected by TelePad although the actual purchasing of components for TelePad production is done by Sanmina. The Company believes that both the Company and Sanmina have good relationships with current suppliers. While the Company believes that alternative sources of supply generally are available at competitive prices, certain of the components are highly technical in nature and, with respect to such components there can be no assurance that the Company would be able to locate, on a timely basis or at all, alternative sources of supply.

           The Company's software applications packages are written or modified specifically to address each customer's needs. Types of software developed by the Company include checklist generators and editors, checklist managers, report generators and transaction processing systems. The Company has adopted a policy of not funding software development until customers express firm intent to purchase such software.

           The Company has licensed certain Microsoft Corporation ("Microsoft") products permitting the Company, in exchange for paying associated license fees to Microsoft or by purchasing the products from an authorized Microsoft distributor, to install such products on computers produced by the Company. The Company purchases DOS, Windows, Windows 95 and Windows 95 Pen Services software from an authorized distributor. The Company also has entered into a licensing agreement with IBM to license and install IBM's OS/2 operating system on the TelePad computers. There is no minimum royalty required under the Microsoft or IBM license agreements.

           IBM

           IBM was the Company's sole contract manufacturer for the TelePad SL (produced from 1993 through 1995) and for the first 400 units of the TelePad 3 (in 1995). Throughout its relationship with IBM, the Company experienced manufacturing defects which caused interruptions in production while the defects were corrected. The Company and IBM also had a number of disagreements on business issues. These problems caused the Company and IBM to agree to end their manufacturing relationship in 1996.

           From 1993 through 1996, the Company and IBM entered into various contractual arrangements regarding design and production of the TelePad computers. The original IBM Agreement provided for production of the TelePad SL. In March 1994, the Company and IBM amended the IBM Agreement to include IBM's services for the electrical and physical design, development and testing of the internal circuitry and software for the TelePad 3. In June 1994, the Company and IBM further amended the agreement to incorporate IBM's services for manufacturing the TelePad 3.

           The IBM Agreement was further modified by the parties in February 1995 to resolve certain disputed issues. Under the February 1995 amendment, the Company agreed to release IBM, its agents, directors, officers, employees, representatives, successors and assigns from all rights, claims demands, actions and liabilities (collectively, "Claims") the Company ever had, has or may have against IBM arising out of or resulting from the IBM Agreement. IBM agreed to accept the return of approximately $943,000 of inventory components previously invoiced to the Company in December 1994 and to reduce the product royalty payment due to IBM for each TelePad 3 manufactured by a third party with a non-IBM microprocessor to $15.00 per unit.

           On January 25, 1996, IBM and the Company entered into the IBM Resolution Agreement to facilitate transition of TelePad 3 manufacturing to a new manufacturer, to address certain design issues relating to the TelePad 3, to reschedule payments due IBM and to provide for purchase, by the Company, of IBM's remaining inventory of TelePad SL components. The IBM Resolution Agreement also settled all previously disputed financial matters remaining between the companies.

           Sanmina

           The Company moved production of the TelePad 3 to Sanmina in a two-stage process during the first half of 1996. The Company entered into a Letter of Intent with Sanmina and, as of the date hereof, has negotiated but not signed a definitive agreement with Sanmina. The Company believes its relationship with Sanmina is good and that the unresolved contract issues are administrative in nature and will be resolved in the near future. There can be no assurance, however, as to when, if ever, the Company will enter into acceptable contractual arrangements with Sanmina. The Company is not currently in discussion with any alternative manufacturer.

           TelePad 3 production commenced at Sanmina in June 1996. Approximately 1,100 units were built by Sanmina from June through December 1996.

Distribution, Warranty and Service

           The Company distributes its products directly to customers and through resellers.

           The Company warrants that each TelePad computer (excluding software obtained from and warranted by third parties) is free from defects in material and workmanship for one year from the date of delivery and acceptance. The Company also offers selected customers extended warranties for an additional charge. The Company handles all warranty claims of its customers, and relies on its warranty from Sanmina to protect it from defects in manufacturing.

           The Company's policy is to establish warranty reserves based upon sales volume and experience to date. Warranty expense is recognized as incurred.

Research and Development

           The Company's research and development ("R&D") activities involve engineering design and production support for two types of products: (1) existing products; and, (2) future products.

           Existing products require continuing R&D support as a consequence of the rapid evolution of computer technology. For example, the manufacturers of components used in the TelePad computers frequently upgrade their components or embedded software ("firmware"). Many upgrades require other modifications in the production design. Changes which may effect radio frequency emissions require re-certification for compliance with United States and European Union regulations. Accordingly, the Company must devote a portion of its R&D resources to its existing products.

           R&D for future products is subject to available financial resources. To the extent permitted and based on the anticipated profitability of new products, the Company intends to maintain an active R&D program. The Company intends when possible to minimize R&D cost and risk by purchasing or licensing existing designs or design elements rather than creating completely original designs. Completion of any design for production is dependent upon development of the market for these products which would make production profitable. See "Products." There can be no assurance that the Company will be successful in developing any new products or upgrades to its TelePad products.

           The Company has a limited number of R&D employees working under the direction of its Chief Technology Officer. It contracts with other engineering firms and consultants to support R&D activities which are beyond the capacity of its in-house staff. The Company intends to employ additional engineering and customer support personnel as its financial condition permits and its business requires. See " Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sales and Marketing

           The Company's sales and marketing activities currently are conducted internationally by four sales representatives, each covering a defined segment of the market, under the direction of a vice president of sales. The Company also anticipates that it will employ commissioned sales agents to market its products. Additionally, the Company expects to add additional sales and marketing personnel as the Company's financial condition permits and its business requires.

           The Company believes that the immediate market for its products lies with large corporations and public entities that are heavily dependent on information resources and that utilize dispersed and highly mobile workforces. Specifically, the Company has focused on utilities, cable television, transportation, public safety, and military equipment maintenance as the markets presenting the greatest opportunity for the Company at present. The Company's strategy is to reach the customers in these markets through its own sales force supplemented by the sales activities of value added resellers ("VARs").

           The Company's public relations efforts focus on its targeted markets. The Company is seeking exposure through support of its value-added resellers at shows and conventions at which such resellers exhibit. In addition, the Company expects to engage in selective advertising of its products and to seek additional exposure through targeted technical journals and popular computing media.

           During 1996, three customers accounted for approximately 53% of the Company's total revenues. One customer accounted for approximately 12% of total revenue during 1995.

Patents and Proprietary Rights

           The Company holds four patents with respect to the multi-purpose handle and adjustable, locking handle mechanism used on the TelePad computers. These patents provide expanded coverage over the handle and the four positions the computer can have, as well as the push button release mechanism used in the TelePad SL. In addition, the Company's patent application for the industrial and mechanical design of the portable electronic platform which is the basis of the TelePad 3 has been allowed and the patent should be issued in the immediate future.

           The Company has received a Notice of Allowance from the U.S. Patent and Trademark Office for its trademark application relating to the use of the name "TelePad" with respect to certain communications and computer equipment described in the application, and intends to file an application to register its new logo.

           Other than as described above, the Company currently does not have or intend to seek patents relating to its products, because it does not believe that the technology it employs is patentable.

           It is the Company's practice to protect its proprietary materials and processes by relying on trade secret laws and non-disclosure and confidentiality agreements. There can be no assurance that confidentiality or trade secrets will be maintained or that others will not independently develop or obtain access to such materials or processes.

Employees

           At March 14, 1997, the Company had a total of 30 full-time employees, consisting of 5 engineers, 3 employees in the consulting practice, 12 finance and administrative personnel, 5 employees in customer and technical support, and 5 sales and marketing personnel. From time to time the Company employs part time employees, however there are none as of the date of this report. No employee is currently represented by a labor union. The Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are good.

Government Regulation

           The TelePad 3 and the TelePad SL are subject to government regulation of electromagnetic emissions that are conducted from the devices over power lines, when the devices are operated from AC wiring, and radiated through the air. In particular, the regulations of the Federal Communications Commission ("FCC") require products of this kind to have been approved by the FCC as meeting the Class B digital device requirements under Parts 2 and 15 of the FCC rules before the products may be marketed (i.e., imported, sold or leased or advertised for sale or lease). These regulations are designed to minimize interference with certain other electronic products and communications services.

           FCC approvals (a form of equipment authorization known as "certification") are granted only after the products have passed various electromagnetic compatibility tests and an application submitted to the FCC has been granted. The FCC approves equipment of the kind produced by the Company only on the condition that operation of the equipment not cause interference to licensed radio communications and that the equipment accept interference from licensed radio facilities, even if the interference results in undesirable operation of the equipment. Modems that the Company sells for the connection of the TelePad SL and the TelePad 3 to the public switched telephone line are subject to certification under the FCC Rules in the same manner and subject to an additional approval requirement of "registration" under Part 68 of the FCC Rules governing certain telephone equipment.

           Although the TelePad 3 and TelePad SL have received FCC certification, the devices must continue to comply with federal regulations. Changes in the design of the products generally will require the Company to have the products reexamined as to continued compliance. Depending on the nature of the change, the products may be subject to the receipt of new or modified approvals before the changed products may be marketed. Generally speaking, such recertification focuses on the modification and is not as time-consuming or expensive as the original certification processes.

           The Company also must ensure that the TelePad 3 and TelePad SL comply with the OSHA regulations requiring electrical equipment to have been approved for safety by a nationally recognized testing laboratory. Safety approvals for the TelePad SL and the TelePad 3 have been obtained. Changes in either device may require retesting and further approvals, which could result in delay that could have an adverse material effect on the Company.

           To the extent that the Company desires to sell its products internationally, it also will be required to comply with the regulations of other nations as to electrical emissions and safety, some of which may be expected to be more stringent than those imposed by the FCC or under regulations adopted by OSHA. In particular, the TelePad 3 currently is certified for sale within the European Union (the "EU"), whose standards are more stringent, in order to permit export to members of the EU, including the United Kingdom.

           To the extent that the Company sells products, directly or indirectly, to the United States Government, the Company's contracts and subcontracts will be subject to termination, reduction or modification at the Government's convenience.

           Failure to comply with FCC, OSHA and other governmental regulations would have a material adverse effect on the Company. The delay associated with obtaining any future approvals may also have a material adverse effect on the Company.

Competition

           The computing industry is characterized by intense competition and rapidly changing technology and is becoming increasingly competitive. The Company believes that it distinguishes itself in this competitive environment by offering unique products combined with consulting and systems integration services specifically focused on mobile workers. See "-- Field Force Solutions Strategy." However, numerous other companies, including companies with greater resources and experience than the Company, also are engaged in developing products and services which could be competitive with those developed by the Company. Therefore, there can be no assurance that the strategy of the Company will succeed.

           The Company's competitors or future competitors include, or can be expected to include, IBM, Fujitsu Limited, Toshiba Corp., NEC Technologies, Inc., Zenith Data Systems Corp., Symbol, Telxon, Motorola, Samsung, Ricoh and others. In addition, the Company expects that other competitors will emerge and competing products will be introduced in the near future. No assurance can be given that the Company will be able to successfully compete against current and future competitors or products or that competitive pressures faced by the Company will not adversely affect its financial performance.

Stock Purchase Agreement

           On January 27, 1997, the Company , entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with TelePad Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Acquisition"), Federal Computer Corporation, a Virginia corporation ("Federal Computer"), and Hartland Group, LLC, a Virginia limited liability company (the "LLC"), pursuant to which Acquisition agreed to acquire from the LLC all of Federal Computer's outstanding capital stock (the "Shares"). The purchase price is (i) $10 million, subject to a post-closing net worth adjustment, consisting of $5.3 million in cash at closing and a six-month, $4.7 million note, bearing interest at 8.5% (the "Note"), secured by an irrevocable $4.7 million letter of credit, plus (ii) a future payment (the "Additional Consideration"), based on Federal Computer's future performance or a present value formula, secured by an irrevocable $5 million letter of credit. The Company would also be required to invest in Federal Computer $5 million at closing and an additional $5 million 12 months after closing (the "Investment Obligation"). The foregoing obligations will also be secured by a pledge of all of the capital stock of Federal Computer and Acquisition. The consummation of the Stock Purchase Agreement is subject to the satisfaction of certain conditions, including that the Company obtain equity financing of at least $15 million and within 10 days thereof, but in no event later than August 1, 1997, elect to purchase the Shares. If the purchase is not consummated by August 1, 1997, the Stock Purchase Agreement may be terminated by any party.

           Federal Computer is a privately held systems integration company headquartered in Falls Church, Virginia. It was founded in 1982 to serve the information technology needs of the federal government. For the year ended October 31, 1996, Federal Computer's annual revenues were approximately $27 million with a net income before taxes of approximately $2.4 million. Federal Computer is currently owned by the LLC and managed by the LLC's six members, each of whom is subject to an employment agreement with Federal Computer. The Stock Purchase Agreement contemplates that Federal Computer will continue to be managed by these six individuals for periods ranging from two and one-half to three years after the closing.

           Under the terms of the Stock Purchase Agreement, Federal Computer's board of directors (the "Federal Computer Board") will consist of four designees of the LLC and two designees of the Company, subject to the Company's right, through Acquisition as Federal Computer's sole stockholder, to reconstitute the Federal Computer Board at any time. If the Federal Computer Board is reconstituted such that designees of the LLC no longer comprise a majority thereof (other than as a result of the death or resignation of such designees where the LLC elects not to fill the vacancies created thereby), and if the Additional Consideration payment obligation has not otherwise accrued, the LLC may elect to trigger such obligation and accelerate the Note if not already paid. In such event, (i) the amount of the Additional Consideration will equal the amount which, if invested on the date such obligation accrued with an annual return of 8.5 percent compounded monthly, would equal $16 million as of the third anniversary of the closing date, and (ii) certain negative covenants with respect to the operation of Federal Computer would become applicable. In addition, if the employment of William Hummel, Federal Computer's President, is terminated without cause or due to (a) a change in his duties or title materially inconsistent with his position and status with Federal Computer as of the closing date or (b) a reduction in the base salary or benefits to which he is entitled under his employment agreement, and if the Additional Consideration obligation has not otherwise accrued, the LLC may elect to trigger the Additional Consideration payment obligation (and accelerate the Note if not already paid) in an amount which, if invested on the date such obligation accrued with an annual return of 8.5% compounded monthly, would equal $16 million as of the third anniversary of the closing date. If the Additional Consideration payment obligation accrues and is paid under either of the foregoing scenarios, any uninvested portion of the Investment Obligation will no longer be required.

           The Additional Consideration payment obligation would otherwise become payable on the earliest to occur of (a) the consummation of an Initial Public Offering (as defined in the Stock Purchase Agreement); (b) the effective date of a Transfer of Control (as defined in the Stock Purchase Agreement); or
(c) the third anniversary of the closing date (subject to the LLC's ability to extend such date in two, one-year increments). If the Additional Consideration obligation accrues as a result of any of the events in clauses (a), (b) or (c) of the previous sentence, the amount of the payment will be determined pursuant to certain valuation formulas set forth in Section 1.02 of the Stock Purchase Agreement.

           Upon the occurrence of either of the events described in clauses (b) or (c) of the first sentence of the previous paragraph, the LLC may elect to purchase the Shares from Acquisition for the amount (the "Offer Amount") by which Federal Computer's Value (as defined in the Stock

Purchase Agreement) exceeds the Additional Consideration. If the LLC so elects, Acquisition may offer (the "Counterproposal") to pay the LLC an amount (the "Counterproposal Amount") in excess of the Additional Consideration that would have been payable to the LLC absent such election (the "Original Amount"). The LLC may then accept the Counterproposal or elect to purchase the Shares for a price which exceeds the Offer Amount by an amount in excess of the difference between the Counterproposal Amount and the Original Amount. The LLC's failure to timely respond to the Counterproposal will be deemed an acceptance thereof. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 2.      Description of Property.

Properties

           Since April 1, 1995, the Company's offices have been located at 380 Herndon Parkway, Suite 1900, Herndon, Virginia 20170. Under the amended terms of its lease, the Company will lease for four years and three months, until June 30, 1999, approximately 19,155 square feet of office space on a single floor of an office building. The lease arrangement provides for a monthly rental of $13,231, plus designated operating expenses, and provides the Company with certain concessions regarding rent abatement and tenant build-out allowances. Since April 1, 1995, the rent has increased and will continue to increase on an annual basis for the duration of the lease. The Company has installed leasehold improvements for purposes of demonstrating its products and strategy to customers and prospective customers. The Company believes that, in the event additional space is required and cannot be leased on acceptable terms from its current lessor, suitable alternative facilities exist in the local area at comparable rental rates.


Item 3.      Legal Proceedings.

             The Company is not currently involved in any legal proceedings, but has from time to time in the past been involved in routine litigation incidental to its business.


Item 4.      Submission of Matters to a Vote of Security-Holders.

             No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



                                     PART II


Item 5.      Market For Common Equity and Related Stockholder Matters.

             As of March 20, 1997, the Company had approximately 118 holders of record of its Class A Common Stock and one holder of its Class B Common Stock. The Company's Class A Common Stock trades on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol: TPADA.

             On July 15, 1993, the Company's Registration Statement on Form SB-2 filed under the Securities Act of 1993 became effective and the Company became a "reporting company" subject to the periodic reporting and other requirements under the Securities Exchange Act of 1934. From July 16, 1993 until June 7, 1995 the Company's Class A Common Stock was traded on The Nasdaq SmallCap Market. The Company's Class A Common Stock resumed trading on The Nasdaq SmallCap Market on March 29, 1996. The high ask and low bid prices for the Class A Common Stock are as reported by the National Quotation Bureau, Inc. for the period since June 7, 1995 and up to March 28, 1996, and by Nasdaq for the period from July 16, 1993 to June 7, 1995 and from March 29, 1996 are indicated below. Such prices are interdealer prices without markups, markdowns or commissions, and may not necessarily represent actual transactions.

             1995                   High Ask            Low Bid
             ----                   --------            -------

             First Quarter          $7.000              $4.750
             Second Quarter         $5.875              $1.750
             Third Quarter          $5.000              $2.000
             Fourth Quarter         $3.500              $1.500

             1996                   High Ask            Low Bid
             ----                   --------            -------

             First Quarter          $5.000              $0.750
             Second Quarter         $5.000              $3.188
             Third Quarter          $5.250              $4.031
             Fourth Quarter         $5.375              $4.000

             The Company has never paid a cash dividend on its shares and does not presently anticipate doing so in the foreseeable future.


Item 6.      Management's Discussion and Analysis or Plan of Operation.


Results of Operations

           Revenue in the year ended December 31, 1996 declined by approximately 14% from the same period in 1995, primarily as a result of lower sales of professional service contracts. Sales of TelePad computers were approximately equivalent to the volume achieved in 1995 even though production of the TelePad was interrupted in November 1995 and only restarted in June 1996 at a new manufacturer (Sanmina). The hiatus in production caused by a move in the production facilities had a negative impact on sales due to a loss of sales momentum and a nearly complete turnover in the sales force. Sales were further affected by delays related to an increased attention to quality issues that were introduced by production at a new facility with components from different sources. In addition, the Company embarked on a concentrated effort to make engineering changes to the TelePad 3 that were designed to enhance product performance and manufacturing yields. These engineering changes also extended the quality control process and delayed product availability. Early Sanmina production units have, or are being, replaced with units which incorporate these engineering changes.

           The cost of TelePad products sold in 1996 exceeded revenue by approximately 5%. Product gross margins were constrained by the relatively high cost of parts purchased by the prior manufacturer, but not used earlier due to financial and technical delays. In addition, cost of products sold includes a $47,000 charge to expense accessories for the TelePad 3 which were made obsolete by design modifications. Cost of products sold also includes $23,000 for warranty costs to incorporate recent engineering changes into TelePad 3 units built in prior periods and approximately $94,000 for costs related to replacing batteries that failed to meet product standards after a component change.

           Costs in 1996 include a charge of $318,000 directly related to the shift in manufacturers and restarting production in a new facility.

           Research and development expenses for 1996 were $1,516,000 compared to $1,417,000 in 1995. This 7% increase in R&D spending was due primarily to design and development work to enhance the TelePad 3 and non-recurring expenses associated with the start up of a new manufacturing facility in 1996 as compared with expenditures for the initial design of the TelePad 3 for the same period in 1995.

           Selling, general and administrative expenses in 1996 were $4,352,000 compared to $3,673,000 for the same period in 1995. The $679,000 (18%) increase was primarily the result of increases in selling expenses in response to the new supply of TelePad 3 units and the addition of new space and personnel to expand the Company's capabilities.

           Interest income increased by $509,000 in 1996 due to interest earned on investment of the proceeds of the Unit Offering.

           Interest expense of $253,000 and amortization of debt issue costs of $118,000 in 1996 relate to the $4,000,000 in bridge notes and the $750,000
Promissory Note. These notes were retired with the proceeds from the Unit Offering.

           The weighted average number of shares outstanding increased primarily as a result of 6,555,000 shares sold in the Unit Offering.

Liquidity and Capital Resources

           The Company has incurred cumulative losses to date of approximately $28,909,000, including $6,090,000 for the year ended December 31, 1996. The Company has funded its working capital requirements substantially from the net cash proceeds from its IPO in July 1993, from private placement offerings of equity securities and from a public offering of equity securities in 1996.

           Net cash used in operating activities in 1996 was $11,988,000 as compared to $5,017,000 in the comparable period in 1995. Net losses accounted for $6,090,000 of net cash used in operating activities in 1996 and $5,970,000 in 1995. In order to secure credit for production of the TelePad 3 computer, the Company has provided a letter of credit to Sanmina in the amount of $2,000,000. This letter of credit is secured by $2,000,000, which is invested in an interest-bearing account and is pledged as security and is carried on the balance sheet as restricted cash. Inventory increased by $3,071,000 in 1996 as production of TelePad 3 computers exceeded sales and by the purchase of

$300,000 in TelePad SL parts from IBM. The Company's arrangement with Sanmina provides for ordering product four months in advance of production to accommodate long lead items. At December 31, 1996, the Company had approximately $3,500,000 in outstanding purchase orders issued to Sanmina. This includes TelePad 3 computers based on a 586 microprocessor, which is being developed and tested and is expected to be available for production in the second quarter of 1997. The $1,070,000 reduction in inventory which occurred in the same period in 1995 was primarily the result of selling an inventory of parts back to IBM as part of a settlement with IBM.

           On January 27,  1997,  the  Company,  entered  into a Stock  Purchase
Agreement with TelePad Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, Federal Computer, and the LLC, pursuant to which TelePad Acquisition, Inc. agreed to acquire from LLC all of the Shares of Federal Computer. The consummation of the Stock Purchase Agreement is subject to the satisfaction of certain conditions, including that the Company obtain equity financing of at least $15 million and within 10 days thereof, but in no event later than August 1, 1997, elect to purchase the Shares. The Company intends to seek additional financing to consumate this transaction, but there can be no assurance as to the availability or terms of any required additional financing. See "Stock Purchase Agreement."

           On April 3, 1996, the Company completed a public offering of 20,000 units (the "Units"). Each Unit consisted of 285 shares of Class A Common Stock and 1,000 Class D Warrants and was sold for $1,000 per Unit, pursuant to which the Company raised $20,000,000 (the "Unit Offering"). The net proceeds to the Company from the Unit Offering amounted to $17,779,000. On April 25, 1996, the underwriter exercised the over-allotment option to purchase an additional 3,000 Units pursuant to which the Company raised an additional $3,000,000. The Company received net proceeds of $2,736,000 from the exercise of the over-allotment option.

           On February 15, 1996, the Company issued a promissory note (the "Promissory Note") to an individual investor (the "Investor"), who had previously provided his personal guaranty of the Company's obligations to IBM for the production of 400 TelePad 3 computers, pursuant to which the Company received net proceeds of $607,500 of which approximately $414,000 was paid to IBM. The remaining net proceeds were used by the Company as working capital. The Company allocated a portion of net proceeds of the Unit Offering to repay the Promissory Note and accrued interest. The rate of interest on the Promissory Note was 20%, one half of which was paid upon the making of the loan together with a $67,500 loan origination fee, which amounts were deducted from the principal and retained by the Investor. The remaining portion of the interest was due upon repayment of the loan amount by the Company. The conditions of the agreement required that a portion of the proceeds from the Promissory Note be used to satisfy existing obligations to IBM and that IBM release the guaranty previously provided by the Investor, which release was obtained, and for the transfer of approximately $414,000 to IBM by the Investor to reduce the Company's outstanding obligations to IBM.

           Prior to the completion of the Unit Offering, the Company funded its working capital requirements substantially from the net cash proceeds from its IPO in July 1993 and from private placement offerings of equity securities. The 1993 IPO produced net proceeds of approximately $7.5 million. In 1994, the Company obtained net proceeds of approximately $4.4 million through a private placement of units consisting of 12,500 shares of Class A Common Stock and 6,250 Class C warrants. In 1995, the Company obtained net proceeds of approximately $2.1 million through a second private placement of units consisting of Class A Common Stock and Class C warrants. The unit price reflected the Company's judgment, in consultation with its placement agent, of the highest price that could successfully be obtained, which price reflected a discount from market value because the units sold were unregistered securities.

           The Company concluded engineering development on the TelePad 3 and commenced production in June 1995. Prior to the start of production, the Company and IBM renegotiated their manufacturing agreement to resolve various issues and provide for manufacturing the TelePad 3, with payment for finished products guaranteed by a $1.5 million letter of credit obtained on behalf of the Company by a private investor (the "Investor"). The Company entered into an agreement with an individual investor under which the investor guaranteed IBM's security interest in the production of 400 completed TelePad 3 computers. The guarantee, which is no longer in effect, was backed by a $1.5 million irrevocable letter of credit provided by a commercial bank. As part of the consideration for the Investor's guarantee, the Company issued the Investor 50,000 shares of the Company's Class A Common Stock. The Company valued this transaction at $312,000, which represented the market value of the shares at the date of the transaction.

           In September 1995, the Company completed the sale of $4.0 million in principal amount of Bridge Notes and 2,000,000 1995 Bridge Warrants. Net proceeds to the Company totaled approximately $3.4 million, after payment of commissions and an expense allowance in the total amount of $574,000 to the placement agent and other expenses of the private placement. The Bridge Notes were repaid by the Company upon the closing of the Unit Offering.

           The Company believes its existing capital resources, consisting primarily of cash, short-term investments and restricted cash and funds from operations will provide sufficient capital for at least the next 12 months. In the event that the Company's internal estimates relating to its anticipated expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail or eliminate certain expenditures. In any event, the Company anticipates that it may require substantial additional financing after such time. The Company has no established banking relationships and no available line of credit or other source of liquidity. The Company may seek to leverage its working capital requirements through borrowings, collaborative arrangements and strategic alliances, volume discounts for mass purchases of TelePad computers and other products, and additional public offerings. There can be no assurance as to the availability or terms of any required additional financing, when and if needed.

Special Note Regarding Forward Looking Statements

           A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. Such statements include, but are not limited to, demand for the Company's products and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, and other risks detailed in the Company's Securities and Exchange Commission filings.

Item 7.              Financial Statements.

           The required financial statements are included in a separate section following the signature page as an addendum to this Form 10-KSB.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

           None.

                                    PART III


Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16(a) of the Exchange Act.

           The directors and executive officers of the Company are as follows:


             Name             Age       Positions with the Company
----------------------      --------    ----------------------------------------
Donald W. Barrett             50        Chairman of the Board of Directors and
                                          Chief Executive Officer
Ronald C. Oklewicz            50        President, Chief Operating Officer, and
                                          Director
John P. Diesel                70        Director
Sydney H. Dankman             79        Director
Alan B. Salisbury             60        Director
E. Donald Shapiro             65        Director
John M. Toups                 71        Director
Joseph J. Elkins              52        Vice President
Robert D. Russell             57        Vice President, Secretary, Treasurer and
                                           Chief Financial Officer

----------------------

           Donald W. Barrett became Chief Executive Officer of the Company and Chairman of its Board of Directors on April 16, 1996. From 1991 through March 1996, Mr. Barrett was president and chief executive officer of Ideas, Inc. which owned and operated a family of telecommunications and information systems companies. Mr. Barrett was president of the Government Systems Group of Contel Federal Systems, Inc., a network integrator, from 1987 through 1991 and president of the Custom Products Group of Burroughs Corporation, a computer manufacturer, from 1984 through 1987. Prior to that time, Mr. Barrett held various marketing and technical positions with GTE and General Dynamics. Mr. Barrett is currently a director of Objective Communications, Inc.

           Ronald C. Oklewicz has been President, Chief Executive Officer and a Director of the Company since August 1992. Mr. Oklewicz was Chief Executive Officer from August 1992 until April 16, 1996. From November 1991 until August 1992, Mr. Oklewicz served as a consultant to the Company. Mr. Oklewicz served in an executive capacity at Wollongong Group, a software communications firm, from 1990 through 1991. Mr. Oklewicz served in various positions at Apple Computer from 1986 through 1990, including serving as general manager of the Federal System Division. Mr. Oklewicz also spent 13 years with Xerox Corporation in various sales and marketing positions.

           John P. Diesel has been a Director of the Company since June 27, 1995. Mr. Diesel was Chairman of the Board of Directors from July 1995 until April 16, 1996. Mr. Diesel, who has been retired since 1991, was formerly the president of Tenneco Inc. from 1979 until 1991. Mr. Diesel currently is a director of Aluminum Corporation of America and Brunswick Corporation.

           Sydney H. Dankman has been a Director of the Company since June 1990. Mr. Dankman, who has been retired for a period in excess of five years, is an investor in early development technology ventures.

           Alan B. Salisbury has been a Director of the Company since July 1996. Mr. Salisbury has been a director and the president of Learning Tree International Inc. since April 1993 and has been a director of Sybase, Inc. and Template Software. Mr. Salisbury served as Executive Vice President and chief Operating Officer of Microelectronics & Computer Technology Corporation from May 1991 to April 1993.

           E. Donald Shapiro has been the Joseph Solomon Distinguished Professor of Law at New York Law School since 1983 where he served as both Dean and Professor of Law from 1973 to 1983. He is Supernumerary Fellow of St. Cross College at Oxford University, England and Visiting Distinguished Professor Bar-Ilan University, Tel-Aviv, Israel. Mr. Shapiro received a J.D. degree at Harvard Law School and has been conferred honorary degrees by both Oxford University and New York Law School. He currently serves on the Boards of Directors for several public companies including Loral Space and Communications Corporation, Eyecare Products PLC, Kranzco Realty Trust, Premier Laser Systems, Cafe USA, United Industrial Corporation, Vasomedical, Inc., Vion, Inc., and Bank Leumi Trust Company. Mr. Shapiro is a Fellow, Institute of Judicial Administration, NY, and American Academy of Forensic Sciences and a life member of the American Law Institute. He is author or co-author of more than 50 publications including books and journal articles dealing with Medicine, Forensic Science and the law.

           John M. Toups has been a Director of the Company since April 1995. Mr. Toups, who has been retired since 1987, was the president and chief executive officer of Planning Research Corporation from 1978 until 1987. Mr. Toups currently serves on the board of NVR Inc, CACI International and Halifax Corporation. NVR, Inc. is the successor to NVR L.P.

           Joseph J. Elkins has been Vice President of the Company since August 1993, Secretary of the Company from July 1994 to September 1996, and was Chief Operating Officer from April 1995 to April 1996. In addition, Mr. Elkins served as a director from September 1994 until July 1995 and as Chief Financial Officer of the Company from August 1993 until April 1995. Prior to joining the Company, Mr. Elkins was president of two information management firms, Blyth Software, Inc. and Elkins and Company, following a 23-year tenure at KPMG Peat Marwick, where he oversaw development of that firm's financial management software products. Mr. Elkins is a certified public accountant.

           Robert D. Russell has been Vice President, Treasurer and Chief Financial Officer of the Company since May 1995 and Secretary of the Company since September 1996. Prior to joining the Company, Mr. Russell was Vice President, Finance and Administration, Secretary and Treasurer of Falcon Microsystems, Inc. from 1986 until 1994 and an independent consultant from August 1994 until May 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Securities Exchange Act of 1934, as amended, (The "Exchange Act") requires the Company's executive officer and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based solely on a review of the copies of the reports furnished to the Company to date, or written representations that no reports were required, the Company believes that all reports required to be filed by such persons with respect to the Company's fiscal year ending December 31, 1996 were timely made, except for certain reports to be filed by Messrs. Diesel, Toups, Oklewicz and Elkins.

Item 10.             Executive Compensation.

           Summary Compensation Table

           The following sets forth the compensation paid by the Company during the three fiscal years ended December 31, 1996 to its Chief Executive Officer and Chief Operating Officers (the "Named Officers"). No other executive officer of the Company received compensation in excess of $100,000 for the fiscal year ended December 31, 1996.

                           Summary Compensation Table


Name and Principal Position                                     Annual Compensation                         Long-term
                                                                                                           Compensation
                                                                                                              Awards
                                             ----------------------------------------------------------------------------

                                                Year            Salary              Other Annual            Options
                                                                  ($)               Compensation              (#)
                                                                                        ($)
-------------------------------------------- ------------   ----------------   ------------------------   ---------------


Donald W. Barrett(1)
  Chief Executive Officer                       1996            $177,083               $    0             400,000(3)



Ronald C. Oklewicz(2)
  President and Chief Operating Officer         1996            $150,000               $35,000
                                                1995            $123,885               $     0            200,000(4)
                                                1994            $120,000               $ 5,376            30,000



Joseph J. Elkins
  Vice President                                1996            $110,000               $20,000
                                                1995            $103,750               $     0            40,000
                                                1994            $ 85,000               $ 3,117            20,000



Robert D. Russell
   Vice President, Secretary & Treasurer        1966            $ 85,000               $21,228
                                                1995            $ 52,853               $     0            20,000



-------------------

(1)        Mr. Barrett became the Company's Chief Executive Officer on April 16,
           1996.

(2) Mr. Oklewicz was the Company's Chief Executive Officer from August 5, 1992 until April 16, 1996 .

(3) Represents options to purchase shares of Class A Common Stock at an exercise price of $3.8125 per share (the average of the closing bid and asked prices of the Common Stock on the date of grant), with 100,000 of such options being currently exercisable and 100,000 options becoming exercisable on December 31, 1997 and 200,000 options becoming exercisable on December 31, 1998.

(4) Represents options to purchase shares of Class A Common Stock at an exercise price of $1.75 per share (the average of the closing bid and asked prices of the Common Stock on the date of grant).

           Option Grants in Fiscal 1996

           Shown below is information concerning stock option grants of Class A Common Stock awarded to the Named Officers during the Company's 1996 fiscal year.


     Individual Grants

           Name                  Number of Shares            % of Total Options           Exercise or          Expiration
                                Underlying Options          Granted to Employees           Base Price             Date
                                   Granted (1)                 in Fiscal 1996              ($/sh) (2)
-------------------------   --------------------------   ---------------------------   ------------------     -------------

Donald W. Barrett                     400,000                       79.0%                    $3.8125             4/09/06


------------------------
(1)        The options are nonqualified stock options.

(2) The exercise price is equal to the fair market value of the shares of Class A Common Stock on the date of grant of the option.

           Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

           The following table sets forth, for the Named Officers of the Company, information regarding aggregate exercises of options in 1996 and the number and value of unexercised options at December 31, 1996:

           Name                  Number of         Value             Number of Shares                    Value of
                                   Shares         Realized        Underlying Unexercised                Unexercised
                                 Acquired on                         Options at End of                 In-the-Money
                                  Exercise                              Fiscal Year                  Options at End of
                                                                       Exercisable/                     Fiscal 1996
                                                                       Unexercisable                   Exercisable/
                                                                                                     Unexercisable(1)
---------------------------   ----------------   ----------   -------------------------------  -----------------------------

Donald W. Barrett                    0               0                100,000/300,000                $56,250/$168,750
Ronald C. Oklewicz                   0               0                   380,000/0                      $770,925/$0
Joseph J. Elkins                     0               0                 46,667/33,333                       $0/$0
Robert D. Russell                    0               0                 6,667/13,333                        $0/$0


------------------
(1) Based upon the difference between the exercise prices of the options and the closing price of the Class A Common Stock, as reported on the The Nasdaq SmallCap Market on December 31, 1996, of $4.375 per share.

           Employment    Contracts   and    Termination    of   Employment   and
           Change-in-Control Arrangements

           The Company has entered into an employment agreement with Donald W. Barrett, dated as of April 10, 1996. The employment is "at-will" and may be terminated by either party at any time, subject only to the terms of the employment agreement and the By-Laws of the Company. Pursuant to the agreement, Mr. Barrett serves as Chairman of the Board and Chief Executive Officer of the Company at a salary of $250,000 per annum. The agreement provides that Mr. Barrett is entitled to receive specified bonuses in the aggregate amount of $220,000 upon the occurrence of specified events and achievement of specified sales and financial milestones by the Company, as well as other supplemental benefits at the discretion of the Board of Directors. In addition, options to purchase 396,500 shares of Class A Common Stock pursuant to Company's Amended and Restated 1993 Stock Option Plan as amended (the "SOP"), and options to purchase 3,500 shares of Class A Common Stock under the 1996 Stock Incentive Plan, all at an exercise price of $3.8125 per share, were granted to Mr. Barrett pursuant to such agreement. 100,000 of such options are immediately exercisable, 100,000 options become exercisable on December 31, 1997, and 200,000 of such options shall become exercisable on December 31, 1998, subject to certain acceleration provisions, including the occurrence of a change in control of the Company or the termination of Mr. Barrett other than for cause or disability (as such terms are defined in Mr. Barrett's employment agreement). The agreement also provides that if Mr. Barrett is terminated other than for cause or disability, the Company will pay to Mr. Barrett his compensation for 12 months following such termination. During the term of employment and for a period of one year after such employment has terminated, the agreement provides that Mr. Barrett will not solicit the Company's employees.

           The Company has entered into an employment agreement with Ronald C. Oklewicz, dated as of November 15, 1995, for a term ending December 31, 1997. Pursuant to the agreement, Mr. Oklewicz serves as President and Chief Executive Officer of the Company at a salary of $150,000 per annum. The agreement provides that Mr. Oklewicz is entitled to receive specified bonuses in the aggregate amount of $150,000 upon the occurrence of specified events and achievement of specified sales and financial milestones by the Company, as well as other supplemental benefits at the discretion of the Board of Directors. In addition, options to purchase 200,000 shares of the Company's Class A Common Stock pursuant to the SOP, (with an exercise price of $1.75 per share which are currently exercisable), were granted to Mr. Oklewicz pursuant to the terms of such agreement. The agreement also provides that if Mr. Oklewicz is terminated other than for cause (as defined therein) or dies, the Company will pay to Mr. Oklewicz (or his spouse or estate if he dies) his compensation and other benefits for 12 months following termination. The agreement contains a confidentiality provision and provides that during the term of employment and for a period of one year after such employment has terminated, Mr. Oklewicz will not interfere with the Company's customers or solicit the Company's employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

             The following table sets forth, as of March 19, 1997, certain information as to the beneficial ownership of Class A Common Stock and Class B Common Stock of each of the Company's directors and each of the executive officers shown above, all executive officers and directors as a group, and all persons known by the Company to be the beneficial owner of more than five percent of the Company's Class A Common Stock and Class B Common Stock:


               Name and Address of                      Amount and          Percent of     Percent of    Percent of
             Beneficial Stockholder                      Nature of          Class A (2)      Class B      Voting (2)
                                                        Beneficial
                                                        Ownership
                                                          (1)(2)
-------------------------------------------------  --------------------   --------------   ----------  ---------------



Donald W. Barrett                                       100,000(3)              *              0%             *
380 Herndon Parkway Herndon, VA  20170

Sydney H. Dankman                                       155,077(4)            1.33%            0%           1.25%
380 Herndon Parkway Herndon, VA  20170
Ronald C. Oklewicz                                      401,219(5)            3.36%            0%           3.16%
380 Herndon Parkway Herndon, VA  20170
Joseph J. Elkins                                         67,267(6)              *              0%             *
380 Herndon Parkway Herndon, VA  20170
Robert D. Russell                                        13,333(7)              *              0%             *
380 Herndon Parkway Herndon, VA  20170
John M. Toups                                            45,555(8)              *              0%             *
380 Herndon Parkway Herndon, VA  20170
John P. Diesel                                           83,159(9)              *              0%             *
380 Herndon Parkway Herndon, VA  20170
E. Donald Shapiro                                       30,000(10)              *              0%             *
57 Worth Street
New York, NY 10013
Alan B. Salisbury                                       30,000(11)              *              0%             *
380 Herndon Parkway Herndon, VA  20170
Scott J. Dankman                                     187,500(12)(13)            0%            100%          7.42%
6040 Lands End Lane
Alexandria, VA 22315
All current officers and directors as a group (11        932,277              7.68%            0%           7.11%
persons)(14)


   -----------------------
   *       Indicates less than one percent.

(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Common Stock indicated. Beneficial ownership is calculated in accordance with Rule 13d-3(d) under the Exchange Act. The Company has two classes of Common Stock outstanding, being Class A and Class B Common Stock, with all outstanding shares of Class B Common Stock being owned by Scott J. Dankman.

(2) As adjusted to reflect the exercise of all outstanding immediately exercisable Class A, Class B, Class C and Class D Warrants and all Class B Warrants issuable upon exercise of outstanding Class A Warrants. Does not reflect issuance of 3,926,147 shares of Class A Common Stock issuable upon exercise of outstanding Unit Purchase Options, except as indicated with respect to listed holders.

(3) Does not reflect 300,000 shares of Class A Common Stock underlying options which shall vest and become exercisable as follows: 100,000 options which shall vest and become exercisable on December 31, 1997 and 200,000 options which shall vest and become exercisable on December 31, 1998; provided, however, that in the event of a change in control (as defined in Mr. Barrett's employment agreement) of the Company, the non-vested portion of the options shall automatically accelerate to the date of such change in control. Options to acquire 396,500 shares of Class A Common Stock have been granted to Mr. Barrett under the Company's Amended and Restated 1993 Stock Option Plan. The Company has also granted Mr. Barrett additional options to acquire 3,500 shares of Class A Common Stock under the 1996 Plan.

(4) Includes 69,791 shares of Class A Common Stock underlying immediately exercisable stock options and Class C Warrants.

(5) Includes (i) 383,438 shares of Class A Common Stock underlying immediately exercisable stock options and Class C Warrants acquired in the 1994 Private Placement, and (ii) 17,781 shares of Class A Common Stock jointly owned by Mr. Oklewicz and his spouse, who share power to vote and dispose of such shares.

(6) Consists of (i) 66,667 shares of Class A Common Stock underlying immediately exercisable options and (ii) 600 shares of Class A Common Stock jointly owned by Mr. Elkins and his spouse, who share power to vote and dispose of such shares.

(7) Consists of 13,333 shares of Class A Common Stock underlying immediately exercisable options.

(8) Consists of 45,555 shares of Class A Common Stock underlying immediately exercisable options.

(9) Includes 49,409 shares of Class A Common Stock underlying immediately exercisable Class C Warrants.

(10) Consists of 30,000 shares of Class A Common Stock underlying immediately exercisable options.

(11) Consists of 30,000 shares of Class A Common Stock underlying immediately exercisable options.

(12) Includes 37,500 shares of Class B Common Stock underlying immediately exercisable stock options. Mr. Dankman has granted a voting proxy covering all of his shares of Class B Common Stock to the directors of the Company who are not also employees. Therefore, such directors may be deemed to have power to vote such shares.

(13) Each share owned by Mr. Scott Dankman is Class B Common Stock, which is identical in all respects to the Class A Common Stock of the Company, except that on every matter for which each share of Class A Common Stock is entitled to one vote, each share of Class B Common Stock is entitled to five votes.

(14) Includes all of the shares of Class A Common Stock that have been listed as being included in notes (3), (4), (5), (6), (7), (8), (9), (10) and (11)
     above. Does not include the voting power attributable to the 150,000 shares of Class B Common Stock currently held by Mr. Scott Dankman, as to which Mr. Dankman has granted a voting proxy to the directors of the Company who are not also employees. Including such shares the Company's officers and directors have 9.53% of the voting power of the Company's Common Stock.

Item 12.     Certain Relationships and Related Transactions.

           None.

Item 13.     Exhibits, List and Reports on Form 8-K.

           (a) Exhibits: The following exhibits are filed herewith or incorporated by reference: .



    Exhibit           Document
      No.
    ------

           3.1 Second Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (File No. 33-61328)).
           3.2 Amendment to Second Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (File No. 33-61328)).
           3.3 Amendment to Second Restated Certificate of Incorporation of the Company.
           3.4 Form of By-laws of the Company. (Incorporated herein by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form SB-2 (File No. 33-61328)).
           4.1 Form of Warrant Agreement (including forms of Class A and Class B Warrant Certificates). (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form SB-2 (File No. 33-61328)).
           4.2        Form of  Specimen  of  Class A Common  Stock  Certificate.
                      (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2 (File No. 33-61328)).
           4.3        Form of  Specimen  of  Class B Common  Stock  Certificate.
                      (Incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form SB-2 (File No. 33-61328)).
           4.4 Form of Warrant Agreement (including form Class C Warrant Certificate) from 1994 Private Placement. (Incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.)
           4.5 Form of Warrant Agreement (including form Class C Warrant Certificate) from 1995 Private Placement. (Incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.)
           4.6 Form of Warrant Agreement (including form of Class D Warrant Certificate) from Bridge Offering. (Incorporated herein by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form SB-2 (File No. 33-90278)).
           4.7 Form of Warrant Agreement (including Form of Class D Warrant). (Incorporated herein by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form SB-2 (File No. 33-90278)).
           4.8 Form of Stock Option Agreement (Incorporated herein by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-3 (File No. 333-17013)).

           4.9 Form of Stock Option Agreement for use in connection with the 1992 Stock Option Plan (Incorporated herein by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-3 (File No. 333-17013)).
           4.10 Warrant to Purchase Shares of Class A Common Stock issued to Morris Sedaka on May 30, 1993 (Incorporated herein by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-3 (File No. 333-17013)).
           10.1       Stock  Option Plan.  (Incorporated  herein by reference to
                      Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (File No. 33-61328)).
           10.2 Employment Agreement between the Company and Ronald C. Oklewicz. (Incorporated herein by reference to Exhibit
                      10.3 to the Registrant's Registration Statement on Form SB-2 (File No. 333-00012)).
           10.3 Employment Agreement between the Company and L. Charles Ennis. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2 (File No. 33-61328)).
           10.4 Sales Agreement between International Business Machines Corporation and the Company dated January 27, 1993. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2 (File No. 33- 61328)).
           10.5 Technology Partner Product Agreement between GTE Vantage Solutions and the Company. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form SB-2 (File No. 33-61328)).
           10.6 Agreement for Repair and Inventory Management Service between the Company and Logistics Management Incorporated. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2 (File No. 33-61328)).
           10.7 Form of Non-Disclosure and Non-Interference Agreement between the Company and its employees. (Incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2 (File No. 33-61328)).
           10.8 Letter Agreement between the Company and the Underwriter regarding future financing transactions. (Incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form SB-2 (File No. 33-61328)).
           10.9 Employment Agreement, dated as of August 1, 1993, between the Company and Joseph J. Elkins. (Incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual
                      Report on Form  10-KSB  for the year  ended  December  31,
                      1993.)
           10.10 Amendment to the Sales Agreement between International Business Machines Corporation and the Company, and Supplements to same, dated February 28, 1994. (Incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993.)
           10.11 Agency Agreement with D.H. Blair Investment Banking Corp. dated June 10, 1994 from 1994 Private Placement. (Incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.)
           10.12 Merger and Acquisition Agreement with D.H. Blair Investment Banking Corp. dated June 21, 1994 from 1994 Private Placement. (Incorporated herein by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.)
           10.13 Amended and Restated Stock Option Plan. (Incorporated herein by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.)

           10.14 1994 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual
                      Report on Form  10-KSB  for the year  ended  December  31,
                      1994.)
           10.15 Non-Employee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.)
           10.16 Investment Agreement and Various Exhibits from Private Placement Transaction completed in March 1995. (Incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.)
           10.17 Draft Agency Agreement with D.H. Blair Investment Banking Corp. from 1995 Private Placement. (Incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual
                      Report on Form  10-KSB  for the year  ended  December  31,
                      1994.)
           10.18 Draft Merger and Acquisition Agreement with D.H. Blair Investment Banking Corp. from 1995 Private Placement. (Incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.)
           10.19 Amendment to the Sales Agreement between International Business Machines Corporation and the Company referenced in 10.6 above, and Supplements to same, dated as of June 3, 1994. (Incorporated herein by reference to Exhibit
                      10.27 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.)
           10.20 Amendment to the Sales Agreement between International Business Machines Corporation and the Company referenced in 10.6 above, and Supplements to same, dated as of February 23, 1995 and February 27, 1995. (Incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.).
           10.21 Agency Agreement with D.H. Blair Investment Banking Corporation dated July 11, 1995. (Incorporated herein by reference to Exhibit 10.28 to the Registrant's Registration Statement on Form SB-2 (File No. 33-90378)).
           10.22 Document relating to Private Placement to the Consultant in March, 1995. (Incorporated herein by reference to
                      Exhibit 10.29 to the Registrant's Registration Statement on Form SB-2 (File No. 33-90378)).
           10.23 Agreement between the Company and an Insurance Company for consulting and development services. (Incorporated herein by reference to Exhibit 10.30 to the Registrant's Registration Statement on Form SB-2 (File No. 33-90378)).
           10.24 Agreement between the Company and IBM dated January 25, 1996, providing for resolution of certain disputes and other matters. (Incorporated herein by reference to
                      Exhibit 10.31 to the Registrant's Registration Statement on Form SB-2 (File No. 333-00012)).
           10.25 Security Agreement between the Company and a certain Lender dated February 16, 1996. (Incorporated herein by reference to Exhibit 10.32 to the Registrant's Registration Statement on Form SB-2 (File No. 333-00012)).

           10.26 Letter dated March 19, 1996, from IBM to the Company granting extension to April 1, 1996, with respect to certain credit requirements. (Incorporated herein by reference to Exhibit 10.33 to the Registrant's Registration Statement on Form SB-2 (File No. 333-00012)).
           99.1 Stock Purchase Agreement with TelePad Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of the Company and Federal Computer Corporation dated January 21, 1997.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TELEPAD CORPORATION


Date:      March   , 1997       /s/ Donald W. Barrett
                                ---------------------
                                Donald W. Barrett
                                Chairman and Chief Executive Officer



Date:      March   , 1997       /s/ Robert D. Russell
                                ---------------------
                                Robert D. Russell
                                Vice President and Chief Financial Officer
                                Principal Financial and Accounting Officer


           Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:      March   , 1997       /s/ Sydney H. Dankman
                                ---------------------
                                Sydney H. Dankman, Director


Date:      March   , 1997       /s/ John P. Diesel
                                ------------------
                                John P. Diesel, Director


Date:      March   , 1997       /s/ Ronald C. Oklewicz
                                ----------------------
                                Ronald C. Oklewicz, Director


Date:      March   , 1997       /s/ Alan B. Salisbury
                                ---------------------
                                Alan B. Salisbury, Director

Date:      March   , 1997       /s/ E. Donald Shapiro
                                ---------------------
                                E. Donald Shapiro, Director


Date:      March   , 1997       /s/ John M. Toups
                                -----------------
                                John M. Toups, Director

                               TELEPAD CORPORATION


                          INDEX TO FINANCIAL STATEMENTS




Report of Ernst & Young LLP, Independent Auditors ........................   F-2
Balance Sheets ...........................................................   F-3
Statements of Operations .................................................   F-4
Statements of Stockholders' Equity (Deficit) .............................   F-5
Statements of Cash Flows .................................................   F-6
Notes to Financial Statements ............................................   F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
TelePad Corporation

We have audited the accompanying balance sheets of TelePad Corporation as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelePad Corporation at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ ERNST & YOUNG LLP

Vienna, Virginia
March 7, 1997

                               TELEPAD CORPORATION
                                 BALANCE SHEETS

                                                                                     DECEMBER 31,

                                                                                 1996            1995
                                                                             ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                               $  1,418,770    $  1,257,948
     Short-term investments                                                     4,078,679            --
     Restricted cash (Note 1)                                                   2,000,000            --
     Accounts receivable, less allowance of $107,000
        at December 31, 1996 and $100,000 at December 31, 1995                    668,922         472,724
     Inventory, less allowance of $14,000 at December 31, 1996
        and $80,000 at December 31, 1995                                        3,474,782         403,733
     Other current assets                                                         243,988          96,246
                                                                             ------------    ------------
Total current assets                                                           11,885,141       2,230,651
                                                                             ------------    ------------
Furniture and equipment:
     Office furniture and equipment                                               197,932         117,520
     Computer equipment                                                           880,656         527,908
                                                                             ------------    ------------
                                                                                1,078,588         645,428
Less accumulated depreciation                                                    (505,639)       (287,838)
                                                                             ------------    ------------

Net furniture and equipment                                                       572,949         357,590
Deposits and other assets                                                          27,689          21,061
                                                                             ------------    ------------

Total assets                                                                 $ 12,485,779    $  2,609,302
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

     Accounts payable and accrued expenses                                   $  1,991,805    $  2,821,741
     Notes payable (Note 2)                                                          --         3,881,698
     Deferred revenue                                                              34,643          17,718
                                                                             ------------    ------------
Total current liabilities                                                       2,026,448       6,721,157

Stockholders' equity (deficit):

     Preferred stock, $.01 par value;  5,000,000 shares  authorized;  none issued
     Common stock, $.01 par value; 95,000,000 shares authorized:
          Class A common stock,  94,406,937 shares designated, 11,558,905 and 4,436,175 shares issued and outstanding at December
             31, 1996 and 1995, respectively                                      115,589          44,361
          Class B common stock, 593,063 shares designated,
             150,000 and 555,563 shares issued and outstanding
             at December 31, 1996 and 1995, respectively                            1,500           5,556
     Additional paid-in capital                                                39,250,820      18,657,124
     Accumulated deficit                                                      (28,908,578)    (22,818,896)
                                                                             ------------    ------------
Total stockholders' equity (deficit)                                           10,459,331      (4,111,855)
                                                                             ------------    ------------
Total liabilities and stockholders' equity (deficit)                         $ 12,485,779    $  2,609,302
                                                                             ============    ============

      See accompanying notes

                               TELEPAD CORPORATION

                            STATEMENTS OF OPERATIONS




                                                       YEARS ENDED DECEMBER 31,

                                                        1996           1995
                                                    -----------     -----------

Revenues:
    TelePad products                                $ 2,017,811     $ 2,034,066
    Service contracts                                   222,293         559,528
                                                    -----------     -----------
Total revenues                                        2,240,104       2,593,594

Costs and expenses:
    Cost of goods sold - Telepad products             2,128,342       1,988,045
    Cost of goods sold - service contracts              101,698         320,142
    Loss on inventory purchase commitment                  --           176,500
    Costs related to manufacturing startup              317,607            --
    Research and development                          1,515,933       1,417,404
    Selling, general and administrative               4,351,510       3,672,722
                                                    -----------     -----------
Total costs and expenses                              8,415,090       7,574,813
                                                    -----------     -----------

Loss from operations                                 (6,174,986)     (4,981,219)

Interest income                                         542,447          32,601
Interest expense                                       (253,197)       (447,200)
Amortization of debt issue costs                       (118,302)       (573,995)
Other expenses                                          (85,644)           --
                                                    -----------     -----------
Net loss                                            $(6,089,682)    $(5,969,813)
                                                    ===========     ===========

Net loss per share                                  $     (0.62)    $     (1.24)
                                                    ===========     ===========

Weighted average shares outstanding                   9,856,500       4,814,782
                                                    ===========     ===========

          See accompanying notes

                               TELEPAD CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                           Class A                  Class B           Additional    Accumulated       Total
                                         Common Stock             Common Stock         Paid-In        Deficit      Stockholders'
                                      Shares        Amount      Shares      Amount     Capital                   Equity (Deficit)
                              --------------------------------------------------------------------------------------------------
Balance at December 31, 1994         3,706,450   $   37,064     555,563   $ 5,556    $15,803,474    $(16,849,083)  $ (1,002,989)

Issuance of common stock and
  warrants, net                        643,750        6,437          --        --      2,113,382              --      2,119,819
Issuance of common stock
  for services                          54,000          540          --        --        331,208              --        331,748
Issuance of common stock warrants
  in connection with notes payable         --           --           --        --        400,000              --        400,000
Exercise of stock options               31,975          320          --        --          9,060              --          9,380
Net loss                                                                                              (5,969,813)    (5,969,813)
                              --------------------------------------------------------------------------------------------------
Balance at December 31, 1995         4,436,175   $   44,361     555,563   $ 5,556    $18,657,124    $(22,818,896)  $ (4,111,855)

Issuance of common stock and
  warrants, net                      6,555,000       65,550          --        --     20,449,921              --     20,515,471
Conversion of Class B common
  stock                                405,563        4,056    (405,563)   (4,056)           --               --             --
Exercise of common stock warrants       28,162          282          --        --         98,218              --         98,500
Exercise of stock options              134,005        1,340          --        --         45,557              --         46,897
Net loss                                    --           --          --        --            --       (6,089,682)    (6,089,682)
                              --------------------------------------------------------------------------------------------------
Balance at December 31, 1996        11,558,905    $ 115,589     150,000   $ 1,500    $39,250,820    $(28,908,578)  $ 10,459,331
                              ==================================================================================================


See accompanying notes

                               TELEPAD CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,

                                                                     1996            1995
                                                                 ------------    ------------
OPERATING ACTIVITIES

Net loss                                                         $ (6,089,682)   $ (5,969,813)


Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                                    217,801         164,128
     Amortization of debt discount                                    118,302         281,698
     Provision for loss on accounts receivable                          7,169          91,000
     Inventory allowance                                                 --            80,000
     Loss on disposal of property and equipment                          --            12,584
     Loss on inventory purchase commitment                               --           176,500
     Common stock issued in lieu of cash for consulting
       and employment services                                           --           331,748
     Changes in assets and liabilities:
        Restricted cash                                            (2,000,000)           --
        Accounts receivable                                          (203,367)      3,139,432
        Inventory                                                  (3,071,049)      1,069,521
        Other current assets                                         (147,742)          6,437
        Deposits and other assets                                      (6,628)        (19,228)
        Accounts payable and accrued expenses                        (829,936)     (4,398,429)
        Deferred revenue                                               16,925          17,718
                                                                 ------------    ------------
Net cash used in operating activities                             (11,988,207)     (5,016,704)


INVESTING ACTIVITIES

Purchase of furniture and equipment                                  (433,160)       (233,207)

Purchase of short-term investments                                (14,878,679)           --

Sales of short-term investments                                    10,800,000            --
                                                                 ------------    ------------
Net cash used in investing activities                              (4,511,839)       (233,207)

FINANCING ACTIVITIES

Net cash proceeds from issuance of common stock                    20,660,868       2,129,199

Proceeds from warrants issued in connection with notes payable           --           400,000

Proceeds from notes payable                                           750,000       3,600,000

Repayment of notes payable                                         (4,750,000)           --
                                                                 ------------    ------------
Net cash provided by financing activities                          16,660,868       6,129,199
                                                                 ------------    ------------


Net increase in cash                                                  160,822         879,288

Cash and cash equivalents, beginning of period                      1,257,948         378,660
                                                                 ------------    ------------

Cash and cash equivalents, end of period                         $  1,418,770    $  1,257,948
                                                                 ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Actual cash payments for interest                                $    418,685    $    206,985
                                                                 ============    ============

See accompanying notes

                              TELEPAD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization

TelePad Corporation (the Company) markets hardware and software products and solutions to assist private businesses and governmental entities in managing, communicating and processing information. The Company's principal products are portable, notebook-sized, pen-based computers and related customized software.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company purchases all of its TelePad 3 computers, currently its only product, from a single manufacturer, Sanmina Corporation ("Sanmina"). Although management believes that alternative sources of supply are available, a change in manufacturers could cause further delays in production and adversely affect demand for the TelePad product and the Company's operating results.

While in the second half of 1996, the Company experienced an increase in demand for its principal products, the Company has not generated sufficient revenues from sales to cover operating expenses. Success of the Company's business strategy is dependent upon growth in the Company's revenue from its TelePad 3 product and related services.

     Revenue Recognition

Product sales are recognized when products are shipped to customers. Revenue on service and development contracts is recognized as the services are performed and as contract objectives are achieved.

Three customers accounted for approximately 53% of total revenue and one customer accounted for approximately 12% of total revenue for the years ended December 31, 1996 and 1995, respectively.

     Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Short-term Investments

The short-term investments are stated at cost, which as of December 31, 1996 approximates market value, and are invested in a short-term, fixed income securities fund.

                              TELEPAD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Restricted Cash

In order to secure credit for production of the TelePad 3 computer, the Company has provided a letter of credit to Sanmina in the amount of $2,000,000. This letter of credit is secured by $2,000,000, which is invested in an interest-bearing account and is pledged as security.

     Inventory

Inventory is stated at the lower of cost or market as determined on a FIFO (first-in, first-out) basis. The Company provides for inventory reserves as inventory is identified as being obsolete, slow-moving, or unsaleable.

     Furniture and Equipment

Office furniture and equipment and computer equipment, including demonstration units, are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from three to seven years.

     Warranty

The Company provides, by a current charge to operations, an amount it estimates will be required to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption "Accounts payable and accrued expenses" in the accompanying balance sheets.

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

     Debt Issue Costs

The costs related to the issuance of notes payable are expensed during the period of borrowing.

     Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock- Based Compensation", which is effective for the Company's December 31, 1996 financial statements. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB 25, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company intends to continue accounting for its stock-based compensation in accordance with the provisions of APB 25. As such, the adoption of SFAS No. 123 will not impact the financial position or results of operations of the Company.

                              TELEPAD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

During 1995, the Company was provided with bridge financing of $4,000,000 less direct expenses of $573,995, through the sale of 80 bridge units. Each bridge unit consisted of a $50,000 promissory note and 25,000 common stock bridge warrants. The promissory notes bore interest at the rate of 10% per annum and were due upon the earlier of July 26, 1996, or the closing of the Company's secondary public offering (See Note 3). On April 25, 1996 the Company paid $4,268,685 to repay the $4,000,000 principal amount of the promissory notes and accrued interest in the amount of $268,685.

Each common stock bridge warrant entitled the holder to purchase one share of the Company's Class A common stock at an exercise price of $2.50 per share, subject to adjustment. The warrants expire on July 26, 2000. The Company allocated $400,000 of the total notes payable proceeds to the warrants issued. The $400,000 allocated to the warrants was amortized to interest expense using the effective interest method over the period the related debt was expected to be outstanding. Upon completion of the public offering, each common stock bridge warrant automatically converted into one Class D warrant with the same terms as those issued in the offering.

3.   STOCKHOLDERS' EQUITY (DEFICIT)

          PREFERRED STOCK

The Company's certificate of incorporation provides for 5,000,000 shares of preferred stock, $.01 par value are authorized for future issuance, with rights and preferences to be determined by the Board of Directors.


          COMMON STOCK

On April 3, 1996, the Company completed a public offering of 20,000 units (the "Units"). Each Unit consisted of 285 shares of Class A common stock and 1,000 Class D warrants and was sold for $1,000 per Unit, pursuant to which the Company raised $20,000,000. The net proceeds to the Company from the Unit offering amounted to approximately $17,779,000. On April 25, 1996, the underwriter exercised the over-allotment option to purchase an additional 3,000 Units pursuant to which the Company raised an additional $3,000,000. The Company received net proceeds of approximately $2,736,000 from the exercise of the over-allotment option.

                              TELEPAD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

During 1995, the Company completed a private placement of 51.5 units. Each unit consisted of 12,500 Class A common shares and 6,738.5 Class C warrants. The Company received proceeds of approximately $2,120,000, net of $455,000 in expenses directly related to the offering. Each Class C warrant entitles the holder to purchase, within five years from the closing date, one share of Class A common stock at $4.00 per share, subject to adjustment. The shares and warrants sold in this private placement have demand registration rights and the issuance of such shares and warrants had a dilutive effect on the holders of Class A warrants and Class B warrants. The placement agent in this offering received a unit purchase option entitling it to purchase 15.45 units on the same general terms and conditions as the participants in the private placement.

During 1995, the Company amended its certificate of incorporation to increase authorized common stock to 95,000,000 shares, of which 94,406,937 are designated as Class A common stock and the remaining 593,063 as Class B common stock. Class B common stock is substantially identical to Class A common stock except that holders of Class B common stock have five votes per share on each matter considered by the stockholders. The Class B shares are each convertible into one share of Class A common stock.

In March 1995, the Company issued 54,000 shares of Class A common stock in lieu of cash as compensation for services. The aggregate market value of these shares totaled approximately $332,000 on the dates of issuance and is reflected in these financial statements as a charge against earnings and as additions to common stock and additional paid-in capital. Two transactions were involved. In the first, the Company entered into an agreement with an individual investor under which the investor guaranteed IBM's security interest in the production of 400 completed TelePad 3 computers. The guarantee was backed by a $1.5 million irrevocable letter of credit provided by a commercial bank (See Note 2). As part of the consideration for the investor's guarantee, the Company issued the investor 50,000 shares of the Company's Class A common stock. The Company valued this first transaction at $311,748, which represents the market value of the shares at the date of the transaction. In the second transaction, the Company issued 4,000 shares of the Company's Class A common stock as consideration for financial consulting services provided by an investment banker. The Company

                              TELEPAD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

valued this second transaction at $20,000, which represents the market value of the shares at the date of the transaction.

At December 31, 1996, the Company had reserved 42,636,765 shares of common stock for issuance upon exercise of stock options and purchase warrants. Shares of unrestricted common stock issued for other than cash have been assigned amounts equivalent to the fair market value of the shares issued. Compensatory stock options issued have been assigned compensation values based upon the excess of the fair value of the common stock underlying such options, at the grant date, over the exercise price of the shares.

          STOCK OPTIONS AND WARRANTS

The Non-Qualified Incentive Stock Option Plan (the "NQ Plan") was adopted by the Board of Directors and approved by the stockholders during 1992. The purpose of the NQ Plan is to compensate various key executives and key employees for services rendered to or on behalf of the Company. No further options may be issued under the NQ Plan.

The Company established an additional stock option plan in April 1993 (the "1993 Plan") providing for the grant of options to purchase shares of Class A common stock to key employees and others at terms determined by the Board of Directors. An amendment to the 1993 Plan, approved during 1994, increased the number of options available under this plan from 150,000 to 975,000. In February 1995, the Board of Directors canceled 600,000 of the options available for grant under the 1993 Plan. In June 1995, stockholders of the Company approved an amendment to the 1993 Plan which increased the number of options available under this plan from 375,000 to 975,000.

During 1994, two new plans were adopted by the Board of Directors and approved by the stockholders. The Employee Stock Purchase Plan (the "SPP") was established to provide eligible employees a means to purchase Class A common stock through payroll deductions, subject to certain limitations. In addition, the 1994 Non-Employee Director Stock Option Plan (the "NESOP") was established to maintain the Company's ability to attract and retain the services of experienced and highly qualified directors. Pursuant to the NESOP, eligible directors will annually be granted an option, subject to vesting over a three year period, to purchase 6,667 shares of Class A common stock.

A total of 250,000 shares of Class A common stock may be purchased under the SPP and 175,000 shares may be available for purchase under the NESOP. At December 31, 1996, no shares had been purchased under the SPP.

                              TELEPAD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

The Company established an additional stock option plan in September 1996 (the "1996 Plan") providing for the grant of options to purchase shares of Class A common stock to key employees (including directors and officers who are key employees) and to consultants and directors who are not employees at terms determined by the Board of Directors. The aggregate number of shares of Class A common stock for which options may be granted under the 1996 Plan shall not exceed 1,200,000.

From time to time, the Company has also granted options or warrants to purchase common stock outside the above noted plans to investors, employees and consultants some of which were in consideration for services performed.

The following table summarizes all option activity for the years ended December 31:

                                            1996                      1995

                                     Shares     Weighted-       Shares     Weighted-
                                                 Average                    Average
                                              Exercise Price             Exercise Price
                                 -----------------------------------------------
Outstanding at beginning of year    1,245,638    $ 3.58       1,027,404    $ 3.98

Options granted                       956,000    $ 4.46         326,001    $ 2.65

Options exercised                    (134,005)   $ 0.35         (31,975)   $ 0.33

Options canceled or expired          (312,117)   $ 5.39         (75,792)   $ 6.38
                                   ----------                ----------
Outstanding at end of year          1,755,516    $ 3.99       1,245,638    $ 3.58
                                   ==========                ==========

Options exercisable at year end       797,458    $ 2.82         776,857    $ 2.70


                              TELEPAD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

The options outstanding at December 31, 1996 range in price from $.33 per share to $7.88 per share and have a weighted average remaining contractual life of 5.6 years.

The Company applies APB 25 in accounting for its stock option incentive plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1996 and 1995 pro forma net loss as stated above is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1996 and 1995 would have been approximately $6.7 million, or $.68 per share, and $6.1 million and $1.26 per share, respectively. The fair value of the options granted during 1996 and 1995 are estimated as $1.30 and $1.82 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 37.9% for 1996 and 105.6% for 1995, risk-free interest rate of 6.12% for 1996 and 5.93% for 1995, and expected life of 3 years.

The following table summarizes all Class A, Class B, Class C, and Class D warrant activity for the years ended December 31:


                                          1996                 1995
                                      -------------------------------

Outstanding at beginning of year       7,291,730            4,944,688
Issued                                23,000,000            2,347,042
Exercised                                (28,162)                 --
Outstanding at end of year            30,263,568            7,291,730
                                      ===============================

All warrants outstanding as of December 31, 1996, are at exercise prices of $3.50 to $6.81 per share.

                              TELEPAD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.   INCOME TAXES

There was no provision for income taxes for the years ended December 31, 1996 and 1995 as a result of the Company's net loss for the years then ended.

Components of the net deferred tax asset at December 31, are as follows:


                                                          1996           1995
                                                     --------------------------

Deferred tax liabilities:
  Depreciation and amortization                      $    37,000    $    14,000

Deferred tax assets:
  Compensation expenses related to options               322,000        518,000
  Net operating loss carryforward                      9,105,000      7,558,000
  Other                                                  193,000        179,000
                                                     --------------------------
Total deferred tax assets                              9,620,000      8,255,000
                                                     --------------------------

Net deferred tax assets before valuation allowance     9,583,000      8,241,000
Valuation allowance                                   (9,583,000)    (8,241,000)
                                                     ==========================
Net deferred tax assets                              $      --      $      --
                                                     ==========================

The effective income tax rate varied from the federal statutory tax rate for the years ended December 31 as follows:


                                                               1996       1995
                                                            -------------------

Statutory rate:                                                34.0%      34.0%
  State income taxes - net of federal income tax
                              benefit                           4.0        4.0
 Valuation allowance on net deferred tax benefits             (38.0)     (38.0)
Tax rate                                                         --%        --%
                                                            ===================

At December 31, 1996, the Company has available approximately $23,961,000 in net operating loss and tax credit carryforwards which expire at varying dates through 2011. These carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes experienced by the Company.

                              TELEPAD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5.   COMMITMENTS

The Company's arrangement with Sanmina provides for ordering product four months in advance of production to accommodate long lead items. At December 31, 1996, the Company had approximately $3,500,000 in outstanding purchase orders issued to Sanmina. This includes TelePad 3 computers based on a 586 microprocessor, which is being developed and tested and is expected to be available for production in the second quarter of 1997.

The Company leases office space in Herndon, Virginia under a noncancelable operating lease which contains a renewal option. Total rent expense was $135,000 and $127,000 for the years ended December 31, 1996 and 1995, respectively. Future minimum lease payments under the non-cancelable operating lease are as follows:


                       1997                  $    165,273
                       1998                       170,231
                       1999                        86,373
                                            -------------
                      Total                  $    421,877
                                            =============

The Company has entered into employment agreements with two of its officers providing base salaries of $150,000 to $250,000. The base salaries are subject to increase upon approval by the Board of Directors.

6.   EMPLOYEE BENEFIT PLAN

During 1994, the Company established a defined contribution retirement plan (the "Plan") covering all employees who have at least six months of service and are 21 years of age or older. Employees may elect to contribute up to 15% of their annual compensation subject to limits detailed in the Internal Revenue Code. Each year the Company may make a discretionary contribution to the Plan. During the years ended December 31, 1996 and 1995, the Company did not make any contributions to the Plan.

7.   SUBSEQUENT EVENTS

On January 27, 1997, the Company, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with TelePad Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Acquisition"), Federal Computer Corporation, a Virginia corporation ("Federal Computer"), and Hartland Group, LLC, a Virginia limited liability company (the "LLC"), pursuant to which Acquisition agreed to acquire from LLC all Federal Computer's outstanding capital stock (the "Shares"). The purchase price is (i) $10 million, subject to a post-closing net worth adjustment, consisting of $5.3 million in cash at closing and a six-month, $4.7 million note, bearing interest at 8.5% (the "Note"), secured by an irrevocable $4.7 million letter of credit, plus (ii) a future payment (the "Additional Consideration"), based on Federal Computer's future performance or a present value formula, secured by an irrevocable $5 million letter of credit. The Company would also be required to invest in Federal Computer $5 million at closing and an additional $5 million 12 months after closing (the "Investment Obligation"). The foregoing obligation will also be secured by a pledge of all of the capital stock of Federal Computer and Acquisition. The consummation of the Stock Purchase Agreement is subject to the satisfaction of certain conditions, including that the Company obtain equity financing of at least $15 million and within 10 days thereof, but in no event later than August 1, 1997, elect to purchase the Shares. If the purchase is not consummated by August 1, 1997, the Stock Purchase Agreement may be terminated by any party.