Form 10QSB
period 1997-03-31
TELEPAD CORP
filed 1997-05-15
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended MARCH 31, 1997. OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21934

                               TELEPAD CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       52-1680936
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

380 HERNDON PARKWAY, SUITE 1900, HERNDON, VIRGINIA           20170
--------------------------------------------------        ------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:     (703) 834-9000
                                                    --------------

                                 NOT APPLICABLE
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 ninety days.
         Yes [X]       No[_]

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                    SHARES OUTSTANDING
        CLASS OF COMMON STOCK                       AT MAY 1, 1997
        ---------------------                       --------------

        Class A Common Stock                11,680,624 shares, $0.01 par value
        Class B Common Stock                    37,500 shares, $0.01 par value

Transitional Small Business Disclosure Format (check one):
         Yes [_]       No[X]

                               TELEPAD CORPORATION

                              INDEX TO FORM 10-QSB

                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements

              Balance Sheets - March 31, 1997 (unaudited)
                 and December 31, 1996                                        3

              Statements of Operations for the three-month periods
                 ended March 31, 1997 (unaudited) and 1996 (unaudited)        4

              Statements of Cash Flows for the three-month periods
                 ended March 31, 1997 (unaudited) and 1996 (unaudited)        5

              Notes to Financial Statements                                   6

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   7-8


PART II.   OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K                        8

           SIGNATURES                                                         9

                               TELEPAD CORPORATION
                                 BALANCE SHEETS

                                                                         MARCH 31,     DECEMBER 31,
                                                                           1997            1996
                                                                       ------------    ------------
                                                                       (UNAUDITED)
ASSETS

Current assets:
     Cash and cash equivalents                                         $  1,282,874    $  1,418,770
     Short-term investments                                               2,137,558       4,078,679
     Restricted cash                                                      2,000,000       2,000,000
     Accounts receivable, less allowance of $104,000
        at March 31, 1997 and $107,000 at December 31, 1996                 391,503         668,922
     Inventory, less allowance of $14,000 at March 31, 1997
        and $14,000 at December 31, 1996                                  4,281,241       3,474,782
     Other current assets                                                   114,571         243,988
                                                                       ------------    ------------
Total current assets                                                     10,207,747      11,885,141
                                                                       ------------    ------------
Furniture and equipment:

     Office furniture and equipment                                         197,932         197,932
     Computer equipment                                                     880,656         880,656
                                                                       ------------    ------------
                                                                          1,078,588       1,078,588
Less accumulated depreciation                                              (568,893)       (505,639)
                                                                       ------------    ------------

Net furniture and equipment                                                 509,695         572,949

Deposits and other assets                                                    27,689          27,689
                                                                       ------------    ------------

Total assets                                                           $ 10,745,131    $ 12,485,779
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued expenses                             $  1,510,041    $  1,991,805
     Deferred revenue                                                        21,154          34,643
                                                                       ------------    ------------
Total current liabilities                                                 1,531,195       2,026,448

Stockholders' equity

     Preferred stock, $.01 par value, 5,000,000 shares
        authorized; none issued
     Common stock, $.01 par value; 95,000,000 shares authorized:
          Class A common stock, 94,406,937 shares designated,
             11,568,124 and 11,558,905 shares issued and outstanding
             at March 31,1997 and December 31, 1996, respectively           115,681         115,589
          Class B common stock, 593,063 shares designated,
             150,000 shares issued and outstanding
             at March 31,1997 and December 31, 1996, respectively             1,500           1,500
     Additional paid-in capital                                          39,283,488      39,250,820
     Accumulated deficit                                                (30,186,733)    (28,908,578)
                                                                       ------------    ------------
Total stockholders' equity                                                9,213,936      10,459,331
                                                                       ------------    ------------

Total liabilities and stockholders' equity                             $ 10,745,131    $ 12,485,779
                                                                       ============    ============


See accompanying notes

                               TELEPAD CORPORATION

                            STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED MARCH 31,
                                                      1997             1996
                                                  ------------     ------------
                                                  (UNAUDITED)      (UNAUDITED)
Revenues:
    TelePad products                              $    489,361     $    190,893
    Service contracts                                   32,331          101,022
                                                  ------------     ------------
Total revenues                                         521,692          291,915

Costs and expenses:
    Cost of goods sold - Telepad products              435,047          255,082
    Cost of goods sold - service contracts              13,417           40,650
    Research and development                           306,290          240,204
    Selling, general and administrative              1,142,275          879,485
                                                  ------------     ------------
Total costs and expenses                             1,897,029        1,415,421
                                                  ------------     ------------

Loss from operations                                (1,375,337)      (1,123,506)

Interest income                                         97,182            2,239
Interest expense                                          --           (249,909)
Amortization of debt issue costs                          --           (118,302)
Other expenses                                            --            (70,443)
                                                  ------------     ------------

Net loss                                          $ (1,278,155)    $ (1,559,921)
                                                  ============     ============

Net loss per share                                $      (0.11)    $      (0.31)
                                                  ============     ============

Weighted average shares outstanding                 11,716,982        5,014,405
                                                  ============     ============

See accompanying notes

                               TELEPAD CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                    THREE MONTHS ENDED MARCH 31,
                                                         1997           1996
                                                     -----------    -----------
                                                     (UNAUDITED)    (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                             $(1,278,155)   $(1,559,921)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                        63,254         52,523
     Amortization of debt discount                          --          118,302
     Provision for loss on accounts receivable            (3,558)          --
     Changes in assets and liabilities:
        Accounts receivable                              280,977        358,246
        Inventory                                       (806,459)      (157,175)
        Other current assets                             129,417        (71,007)
        Accounts payable and accrued expenses           (481,764)      (217,129)
        Deferred revenue                                 (13,489)        39,162
                                                     -----------    -----------
Net cash used in operating activities                 (2,109,777)    (1,436,999)

INVESTING ACTIVITIES
Purchase of furniture and equipment                         --          (29,926)
Sales of short-term investments                        1,941,121           --
                                                     -----------    -----------
Net cash provided (used) in investing activities       1,941,121        (29,926)


FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock           32,760         14,810
Proceeds from notes payable                                 --          750,000
                                                     -----------    -----------
Net cash provided by financing activities                 32,760        764,810

                                                     -----------    -----------
Net decrease in cash                                    (135,896)      (702,115)

Cash and cash equivalents, beginning of period         1,418,770      1,257,948
                                                     -----------    -----------
Cash and cash equivalents, end of period             $ 1,282,874    $   555,833
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Actual cash payments for interest                    $      --      $    75,000
                                                     ===========    ===========

See accompanying notes

                               TELEPAD CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                  (INFORMATION PERTAINING TO THE PERIODS ENDED
                     MARCH 31, 1997 AND 1996 IS UNAUDITED.)

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements for the year ended December 31, 1996 and footnotes thereto included in the Company's Form 10-KSB.

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

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic earnings per share and fully diluted earnings per share for this quarter is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

        Three Months ended March 31, 1997 Compared to the Three Months ended March 31, 1996

        For the three months ended March 31, 1997, the Company recognized revenues of $522,000 compared to revenues of $292,000 in the same period in 1996. The $230,000 (79%) increase is the net result of a $298,000 increase in product sales and a $69,000 decrease in service sales. Sales of the TelePad 3 in the first quarter of 1996 were hampered by the lack of a supply of TelePad 3s due to a switch in contract manufacturers. In addition, uncertainties relating to the timing of the resumption of production and the corresponding lack of evaluation units that incorporated the latest engineering changes interrupted the TelePad 3 sales cycle during the change in manufacturers. The sales effort was subdued until June 1996 when a new supply of TelePad 3 computers became available.

        Cost of products and services sold during the three months ended March 31, 1997 totaled $448,000 (86% of revenue) compared to $296,000 (101% of revenue) in the same period in 1996. The product gross margin in the prior period was reduced by charges of approximately $47,000 to expense accessories for the TelePad 3, which were made obsolete by design modifications, and by approximately $29,000 in warranty costs.

        Research and development ("R&D") expenses for the three months ended March 31, 1997 were $306,000 compared to $240,000 for the same period in 1996. This 28% increase in R&D spending was due primarily to the addition of engineers after the first quarter of 1996 to facilitate a shift in emphasis to product enhancements and to the development of new modules to broaden the TelePad 3 product line. This compares to a lower level of engineering work in the prior period, which was focused on the manufacturing transition and on quality issues.

        Selling, general and administrative expenses for the three months ended March 31, 1997 were $1,142,000 compared to $879,000 for the same period in 1996. This $263,000 (30%) increase in expenses was primarily the result of increases in selling expenses in response to the new supply of TelePad 3 units and the addition of personnel and space to expand the Company's capabilities.

        Interest income in the current period was $97,000 compared to $2,000 in the comparison period as a result of the investment of the net proceeds of the secondary public offering completed in April 1996. The interest expense and amortization of debt issue costs in the same period in 1996 were related to outstanding indebtedness that was retired with the proceeds from the second public offering.

Liquidity and Capital Resources
-------------------------------

        Net cash used in operating activities was $2,110,000 in the three-month period ended March 31, 1997 as compared to $1,437,000 in the comparable period in 1996. The use of cash in both quarters was primarily due to the net losses incurred in each period. Collections of accounts receivables increased cash by $281,000 in the current period and by $358,000 in the prior period. In each case, collections exceeded increases in receivables resulting from sales due to sales being lower than the respective preceding periods. Inventory increased in the current quarter by $806,000 as scheduled production of TelePad 3 computers exceeded sales. Inventory increased by a net $157,000 in the first quarter of 1996 as TelePad 3 inventory declined through sales, but increased by the purchase of $300,000 in TelePad SL parts from IBM. In the current period, cash used in operating activities was primarily funded by a reduction in short-term investments whereas in the prior period cash used in operating activities was only partially funded by a $750,000 note payable.

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


                                                 TELEPAD CORPORATION



Date:  MAY 14, 1997                                 /S/ DONALD W. BARRETT
      -----------------                           -----------------------
                                                  Donald W. Barrett
                                                  Chairman of the Board and
                                                  Chief Executive Officer



Date:  MAY 14, 1997                                /S/ ROBERT D. RUSSELL
      -----------------                           -----------------------
                                                  Robert D. Russell
                                                  Vice President, Secretary and
                                                  Treasurer Principal Financial
                                                  and Accounting Officer