Form 10QSB
period 1997-06-30
TELEPAD CORP
filed 1997-08-14
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended JUNE 30, 1997.
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 COMMISSION FILE NUMBER 0-21934

                               TELEPAD CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                 52-1680936
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

380 HERNDON PARKWAY, SUITE 1900, HERNDON, VIRGINIA                     20170
--------------------------------------------------                   ----------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code:     (703) 834-9000
                                                    --------------

                                 NOT APPLICABLE
             ------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 ninety days.
         Yes  [X]        No  [_]

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                            Shares Outstanding
                Class of Common Stock       at August 1, 1997
                ---------------------       -----------------

                Class A Common Stock        11,755,624 shares, $0.01 par value
                Class B Common Stock        none

Transitional Small Business Disclosure Format (check one):

         Yes  [_]        No  [X]

                               TELEPAD CORPORATION

                              INDEX TO FORM 10-QSB



         PART I.           FINANCIAL INFORMATION

         Item 1. Financial Statements

              Balance Sheets - June 30, 1997 (unaudited)
                 and December 31, 1996                                        3

              Statements of Operations for the three and six month
                 periods ended June 30, 1997 (unaudited)
                 and 1996 (unaudited)                                         4

              Statements of Cash Flows for the six-month periods
                 ended June 30, 1997 (unaudited) and 1996 (unaudited)         5

              Notes to Financial Statements                                   6

         Item 2.     Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      7-8


         PART II.          OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Securities Holders        9

         Item 6. Exhibits and Reports on Form 8-K                             9

         SIGNATURES                                                          10

                                     TELEPAD
                                   CORPORATION

                                 BALANCE SHEETS

                                                                          JUNE 30,      DECEMBER 31,
                                                                            1997            1996
                                                                        ------------    ------------
                                                                         (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                           $  1,263,116    $  1,418,770
    Short-term investments                                                 1,170,685       4,078,679
    Restricted cash                                                        2,000,000       2,000,000
    Accounts receivable, less allowance of $113,000
       at June 30, 1997 and $107,000 at December 31, 1996                    944,975         668,922
    Inventory, less allowance of $14,000 at June 30, 1997
       and December 31, 1996, respectively                                 3,349,846       3,474,782
    Other current assets                                                     149,242         243,988
                                                                        ------------    ------------
Total current assets                                                       8,877,864      11,885,141
                                                                        ------------    ------------
Furniture and equipment:
    Office furniture and equipment                                           203,140         197,932
    Computer equipment                                                       932,597         880,656
                                                                        ------------    ------------
                                                                           1,135,737       1,078,588
Less accumulated depreciation                                               (633,622)       (505,639)
                                                                        ------------    ------------
Net furniture and equipment                                                  502,115         572,949
Deposits and other assets                                                     23,589          27,689
                                                                        ------------    ------------
Total assets                                                            $  9,403,568    $ 12,485,779
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                               $  1,515,164    $  1,991,805
    Deferred revenue                                                          21,402          34,643
                                                                        ------------    ------------
Total current liabilities                                                  1,536,566       2,026,448

Stockholders' equity
    Preferred stock, $.01 par value, 5,000,000 shares
       authorized; none issued
    Common stock, $.01 par value; 95,000,000 shares authorized:
      Class A common stock, 94,406,937 shares designated,
        11,755,624 and 11,558,905 shares issued and outstanding
        at June 30,1997 and December 31, 1996, respectively                  117,556         115,589
      Class B common stock, 593,063 shares designated,  none issued or outstanding at June 30, 1997 and 150,000 shares issued and
        outstanding at December 31, 1996                                        --             1,500
  Additional paid-in capital                                              39,283,613      39,250,820
  Accumulated deficit                                                    (31,534,167)    (28,908,578)
                                                                        ------------    ------------
Total stockholders' equity                                                 7,867,002      10,459,331
                                                                        ------------    ------------
Total liabilities and stockholders' equity                              $  9,403,568    $ 12,485,779
                                                                        ============    ============

See accompanying notes

                               TELEPAD CORPORATION

                            STATEMENTS OF OPERATIONS

                                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                             ----------------------------    ----------------------------
                                                 1997            1996            1997            1996
                                             ------------    ------------    ------------    ------------
                                              (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Revenues:
    TelePad products                         $    956,219    $    428,305    $  1,445,580    $    619,198
    Service contracts                                --            58,752          32,331         159,774
                                             ------------    ------------    ------------    ------------
Total revenues                                    956,219         487,057       1,477,911         778,972

Costs and expenses:
    Cost of goods sold - Telepad products         913,940         407,814       1,348,987         662,896
    Cost of goods sold - service contracts           --            34,639          13,417          75,289
    Costs related to manufacturing startup           --           317,607            --           317,607
    Research and development                      317,408         552,461         623,699         792,665
    Selling, general and administrative         1,132,086       1,217,763       2,274,360       2,097,249
                                             ------------    ------------    ------------    ------------
Total costs and expenses                        2,363,434       2,530,284       4,260,463       3,945,706
                                             ------------    ------------    ------------    ------------

Loss from operations                           (1,407,215)     (2,043,227)     (2,782,552)     (3,166,734)

Interest income                                    66,160         185,933         163,342         188,172
Interest expense                                     --            (3,288)           --          (253,197)
Amortization of debt issue costs                     --              --              --          (118,302)
Other expenses                                     (6,378)        (15,212)         (6,378)        (85,655)
                                             ------------    ------------    ------------    ------------

Net loss                                     $ (1,347,433)   $ (1,875,794)   $ (2,625,588)   $ (3,435,716)
                                             ============    ============    ============    ============

Net loss per share                           $      (0.11)   $      (0.19)   $      (0.22)   $      (0.47)
                                             ============    ============    ============    ============

Weighted average shares outstanding            11,753,976       9,740,786      11,735,479       7,377,596
                                             ============    ============    ============    ============

See accompanying notes

                               TELEPAD CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                      SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------
                                                        1997            1996
                                                    ------------    ------------
                                                     (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                            $ (2,625,588)   $ (3,435,716)
Adjustments  to  reconcile  net loss to net cash
  used in operating activities:
     Depreciation and amortization                       127,983         109,210
     Amortization of debt discount                          --           118,302
     Provision for loss on accounts receivable             5,989            --
     Changes in assets and liabilities:
         Accounts receivable                            (282,042)        133,687
         Inventory                                       124,936        (116,821)
         Other current assets                             94,746        (558,127)
         Deposits and other assets                         4,100          (6,628)
         Accounts payable and accrued expenses          (476,642)       (549,989)
         Deferred revenue                                (13,241)          8,551
                                                    ------------    ------------
Net cash used in operating activities                 (3,039,759)     (4,297,531)

INVESTING ACTIVITIES
Purchase of furniture and equipment                      (57,149)       (131,884)
Sales of short-term investments                        2,907,994            --
                                                    ------------    ------------
 Net cash provided (used) by investing activities      2,850,845        (131,884)

FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock           33,260      20,530,281
Proceeds from notes payable                                 --           750,000
Repayment of notes payable                                  --        (4,750,000)
                                                    ------------    ------------
Net cash provided by financing activities                 33,260      16,530,281
                                                    ------------    ------------
Net (decrease) increase in cash                         (155,654)     12,100,866
Cash and cash equivalents, beginning of period         1,418,770       1,257,948
                                                    ------------    ------------
Cash and cash equivalents, end of period            $  1,263,116    $ 13,358,814
                                                    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Actual cash payments for interest                   $       --      $     75,000
                                                    ============    ============

                             See accompanying notes

                               TELEPAD CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                  (INFORMATION PERTAINING TO THE PERIODS ENDED
                      JUNE 30, 1997 AND 1996 IS UNAUDITED.)

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements for the year ended December 31, 1996 and footnotes thereto included in the Company's Form 10-KSB.

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

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic earnings per share and fully diluted earnings per share for the periods presented is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

        For the quarter ended June 30, 1997, revenues increased 96% to $956,000 from $487,000 recorded in the same period in 1996. For the first six months of 1997, revenues increased $699,000, or 90% from $779,000 in the same period in 1996. The increases in both periods are primarily the result of increased unit shipments of TelePad 3 computers. Sales of the TelePad 3 in the first half of 1996 were hampered by the lack of a supply of TelePad 3s due to being out of production during a switch in contract manufacturers.

        Cost of products and services sold during the three months ended June 30, 1997 totaled $914,000 (96% of revenue) compared to $442,000 (91% of revenue) in the same period in 1996. For the first six months of 1997, the cost of products and services sold was $1,362,000 (91% of revenue) compared with $738,000 (95% of revenue) in the comparison period. The second quarter of 1996 included product related charges of $318,000 recognized in connection with the shift in manufacturers and restarting production in a new facility. Gross margin percentages in the second quarter of 1997 are reduced from the same period in 1996 by a combination of not having service revenue in the current period, which has higher margins than hardware, and pricing pressure on TelePad 3 computers which contain a 486 microprocessor. The Company has announced that it is putting 586 microprocessor technology into production resulting in downward pricing pressure and reduced gross margins on TelePad 3 computers with 486 microprocessor technology.

        Research and development ("R&D") expenses for second quarter of 1997 were $317,000 compared to $552,000 for the same period in 1996. This 43% decrease in R&D spending was due primarily to nonrecurring charges in the second quarter of 1996 for engineering work required to startup production at Sanmina, the new contract manufacturer. This reduction was partially offset by the increased cost of a slightly larger engineering staff, which was increased after the first quarter of 1996, to facilitate a shift in emphasis to product enhancements and to the development of new modules to broaden the TelePad 3 product line.

        Selling, general and administrative expenses for the quarter ended June 30, 1997 decreased 7%, or $86,000, from the same period in 1996. For the six month period, selling, general and administrative expenses increased $177,000, or 8% from the same period in 1996. The increase in the six month period was primarily the result of increases in selling expenses in response to the new supply of TelePad 3 units and the addition of personnel and space to expand the Company's capabilities.

        Interest income in the second quarter of 1997 was $66,000 compared to $186,000 in the comparison period. This reflects the investment of the net proceeds of the secondary public offering completed in April 1996 and the subsequent use of cash in operations. Interest expense and amortization of debt issue costs in 1996 were related to outstanding indebtedness that was retired with the proceeds from the second public offering.

Liquidity and Capital Resources
-------------------------------

        Net cash used in operating activities was $3,040,000 in the six-month period ended June 30, 1997 as compared to $4,298,000 in the comparable period in 1996. Net cash used in operating activities in both periods was primarily due to the net losses incurred in each respective period. Accounts receivable increased by $282,000 in the current period based on increased sales whereas in the prior period collections exceeded increases in accounts receivable and this increased cash by $134,000. Other current assets in the prior period increased by $558,000, primarily as a result of an advance payment of $608,000 made to the Company's new contract manufacturer in April 1996 to start the transfer of production from the former contract manufacturer. Accounts payable and accrued expenses were reduced in both periods and the reductions in both periods primarily reflect payments to the Company's contract manufacturer in the respective period.

         In the six-month period ended June 30, 1997, cash used in operating activities was primarily funded by a reduction in short-term investments whereas in the prior period cash used in operating activities was primarily funded by the completion by the Company of a public offering of its securities.

        On April 3, 1996, the Company completed a public offering of 20,000 Units. Each Unit consisted of 285 shares of Class A common stock and 1,000 Class D warrants and was sold for $1,000 per Unit, pursuant to which the Company raised $20,000,000. The net proceeds to the Company from the Unit offering amounted to $17,779,000. On April 25, 1996, the underwriter exercised the over-allotment option to purchase an additional 3,000 Units pursuant to which the Company raised an additional $3,000,000. The Company received net proceeds of $2,736,000 from the exercise of the over-allotment option. Cash was also increased by the proceeds of a note payable from an individual investor in the amount of $750,000.

        On April 25, 1996 the Company paid $4,268,685 to repay $4,000,000 principal amount of outstanding promissory notes and accrued interest in the amount of $268,685. On May 1, 1996, the Company paid $825,000 to the individual investor holding the $750,000 promissory note to repay the $750,000 principal amount and $75,000 in interest.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The annual meeting of shareholders of the Registrant was held on May 12, 1997 for the purpose of (i) electing two directors of the Company to serve as Class I directors of the Company's Board of Directors for terms expiring at the third succeeding annual meeting after their election, and until their successors shall be duly elected and qualified, and (ii) ratifying the appointment of the Registrant 's independent public accountants for the year ending December 31, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition.

        The following directors were elected by the following vote:

                                      Votes
                                      -----
                                   Class         For           Against
                                   -----         ---           -------
         Sydney H. Dankman           I        10,760,120       91,455
         John M. Toups               I        10,760,120       91,455

         The proposal to ratify the appointment of the independent public accountants for the year ending December 31, 1997 was approved by the following vote:

              For           Against         Non Votes/Abstentions
              ---           -------         ---------------------
           10,767,025        63,200                 21,350


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - None

         (b)  Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TELEPAD CORPORATION



Date: AUGUST 14, 1997            /S/ DONALD W. BARRETT
      ---------------          -----------------------
                               Donald W. Barrett
                               Chairman of the Board and Chief Executive Officer



Date: AUGUST 14, 1997            /S/ ROBERT D. RUSSELL
      ---------------          -----------------------
                               Robert D. Russell
                               Vice President, Secretary and Treasurer
                               Principal Financial and Accounting Officer