Form 10QSB
period 1997-09-30
TELEPAD CORP
filed 1997-11-14
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended SEPTEMBER 30, 1997.
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 COMMISSION FILE NUMBER 0-21934

                               TELEPAD CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             52-1680936
------------------------------                               -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

380 HERNDON PARKWAY, SUITE 1900, HERNDON, VIRGINIA                 20170
--------------------------------------------------               ----------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:          (703) 834-9000
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

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                             Shares Outstanding
           Class of Common Stock             at November 1, 1997
           ---------------------             -------------------

           Class A Common Stock              11,755,624 shares, $0.01 par value
           Class B Common Stock              none

Transitional Small Business Disclosure Format (check one):
            Yes [_]              No [X]

                               TELEPAD CORPORATION

                              INDEX TO FORM 10-QSB

                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

        Balance Sheets - September 30, 1997 (unaudited)
            and December 31, 1996                                          3

        Statements of Operations for the three and
            nine-month periods ended September 30,
            1997 (unaudited) and 1996 (unaudited)                          4

        Statements of Cash Flows for the nine-month
            periods ended September 30, 1997 (unaudited)
            and 1996 (unaudited)                                           5

        Notes to Financial Statements                                      6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7-9


PART II.   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               9

SIGNATURES                                                                10

                               TELEPAD CORPORATION

                                 BALANCE SHEETS

                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                             1997            1996
                                                                         ------------    ------------
                                                                          (UNAUDITED)
Assets
Current assets:
     Cash and cash equivalents                                           $  1,151,919    $  1,418,770
     Short-term investments                                                      --         4,078,679
     Restricted cash                                                          347,216       2,000,000
     Accounts receivable, less allowance of $126,000
        at September 30, 1997 and $107,000 at December 31, 1996             2,093,686         668,922
     Inventory, less allowance of $14,000 at September 30, 1997
        and December 31, 1996                                               2,252,001       3,474,782
     Other current assets                                                   1,862,857         243,988
                                                                         ------------    ------------
Total current assets                                                        7,707,679      11,885,141

Furniture and equipment:
     Office furniture and equipment                                           203,140         197,932
     Computer equipment                                                       953,964         880,656
                                                                         ------------    ------------
                                                                            1,157,104       1,078,588
Less accumulated depreciation                                                (702,314)       (505,639)
                                                                         ------------    ------------
Net furniture and equipment                                                   454,790         572,949
Deposits and other assets                                                     223,589          27,689
                                                                         ------------    ------------
Total assets                                                             $  8,386,058    $ 12,485,779
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                               $  1,654,633    $  1,991,805
     Deferred revenue                                                          14,201          34,643
                                                                         ------------    ------------
Total current liabilities                                                   1,668,834       2,026,448

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares
        authorized; none issued
     Common stock, $.01 par value; 95,000,000 shares authorized:
        Class A common stock, 94,406,937 shares designated,
            11,755,624 and 11,558,905 shares issued and outstanding
            at September 30, 1997 and December 31, 1996, respectively         117,556         115,589
        Class B common stock, 593,063 shares designated,
            none issued or outstanding at September 30, 1997 and
            150,000 shares issued and outstanding at December 31, 1996           --             1,500
     Additional paid-in capital                                            39,283,613      39,250,820
     Accumulated deficit                                                  (32,683,945)    (28,908,578)
                                                                         ------------    ------------
Total stockholders' equity                                                  6,717,224      10,459,331
                                                                         ------------    ------------
Total liabilities and stockholders' equity                               $  8,386,058    $ 12,485,779
                                                                         ============    ============

See accompanying notes

                               TELEPAD CORPORATION

                            STATEMENTS OF OPERATIONS

                                            THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------  -------------------------------
                                                  1997            1996            1997            1996
                                              ------------    ------------    ------------    ------------
                                               (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Revenues:
    TelePad products                          $  1,217,234    $    821,723    $  2,662,813    $  1,440,922
    Service contracts                               90,899          34,281         123,230         194,055
                                              ------------    ------------    ------------    ------------
Total revenues                                   1,308,133         856,004       2,786,043       1,634,977

Costs and expenses:
    Cost of goods sold - TelePad products        1,226,816         748,064       2,575,803       1,410,959
    Cost of goods sold - service contracts          62,214          12,578          75,631          87,867
    Costs related to manufacturing startup
                                                      --              --              --           317,607
    Research and development                       154,924         405,090         778,622       1,197,755
    Selling, general and administrative          1,132,883       1,135,210       3,407,242       3,232,459
                                              ------------    ------------    ------------    ------------
Total costs and expenses                         2,576,837       2,300,942       6,837,298       6,246,647
                                              ------------    ------------    ------------    ------------

Loss from operations                            (1,268,704)     (1,444,938)     (4,051,255)     (4,611,670)

Interest income                                    127,042         207,466         290,384         395,637
Interest expense
                                                      (214)           --              (214)       (253,197)
Amortization of debt issue costs
                                                      --              --              --          (118,302)
Other income (expense)                              (7,904)           --           (14,282)        (85,655)
                                              ------------    ------------    ------------    ------------

Net loss                                      $ (1,149,780)   $ (1,237,472)   $ (3,775,367)   $ (4,673,187)
                                              ============    ============    ============    ============

Net loss per share                            $      (0.10)   $      (0.11)   $      (0.32)   $      (0.53)
                                              ============    ============    ============    ============

Weighted average shares outstanding             11,755,624      11,604,573      11,742,194       8,786,588
                                              ============    ============    ============    ============

See accompanying notes

                               TELEPAD CORPORATION


                            STATEMENTS OF CASH FLOWS

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                        1997            1996
                                                    ------------    ------------
                                                    (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                            $ (3,775,367)   $ (4,673,187)

Adjustments to reconcile net loss to net cash
 used in operating activities:
        Depreciation and amortization                    196,675         157,680
        Amortization of debt discount                       --           118,302
        Provision for loss on accounts receivable         18,924           1,061
        Changes in assets and liabilities:
           Restricted cash                             1,652,784            --
           Accounts receivable                        (1,443,688)        152,097
           Inventory                                   1,222,781      (2,056,494)
           Other current assets                       (1,418,869)       (299,280)
           Deposits and other assets                    (195,900)         (6,628)
           Accounts payable and accrued expenses        (337,172)        171,849
           Deferred revenue                              (20,442)         (2,953)
                                                    ------------    ------------
Net cash used in operating activities                 (4,100,274)     (6,437,553)

INVESTING ACTIVITIES
Purchase of furniture and equipment                      (78,516)       (297,113)
Investment in Intellibit Corporation                    (200,000)           --
Sales of short-term investments                        4,078,679            --
                                                    ------------    ------------
Net cash provided by (used in) investing activities    3,800,163        (297,113)

FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock           33,260      20,599,774
Proceeds from notes payable                                 --           750,000
Repayment of notes payable                                  --        (4,750,000)
                                                    ------------    ------------
Net cash provided by financing activities                 33,260      16,599,774
                                                    ------------    ------------

Net (decrease) increase in cash and cash equivalents    (266,851)      9,865,108
Cash and cash equivalents, beginning of period         1,418,770       1,257,948
Cash and cash equivalents, end of period            $  1,151,919    $ 11,123,056
                                                    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Actual cash payments for interest                   $        214    $    418,685
                                                    ============    ============

See accompanying notes

                               TELEPAD CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                  (INFORMATION PERTAINING TO THE PERIODS ENDED
                   SEPTEMBER 30, 1997 AND 1996 IS UNAUDITED.)

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements for the year ended December 31, 1996 and footnotes thereto included in the Company's Form 10-KSB.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

        For the quarter ended September 30, 1997, TelePad product revenues increased 48% to $1,217,000 from $822,000 recorded in the same period in 1996. For the first nine months of 1997, TelePad product revenues increased $1,222,000, or 85%, from $1,441,000 in the same period in 1996. The increases in both periods are primarily the result of increased unit shipments of TelePad 3 computers. Service contract revenue increased $57,000, or 168%, in the current quarter, but decreased $71,000, or 71%, from the nine-month period in 1996. Although services represent a small portion of the Company's revenue currently, more emphasis is being placed on opportunities for the sale of services in an attempt to more fully capitalize on the Company's knowledge of mobile computing.

        Cost of products sold during the three months ended September 30, 1997 totaled $1,227,000 (101% of related revenue) compared to $748,000 (91% of related revenue) in the same period in 1996. For the first nine months of 1977, the cost of products sold was $2,576,000 (97% of related revenue) compared with $1,411,000 (98% of related revenue) in the comparison period. The Company began shipping TelePad 3 computers with 586 microprocessors in the third quarter of 1997 and this has put downward pricing pressure on TelePad 3 computers with 486 microprocessor technology. The comparison of revenue to cost in the current quarter was also affected by selected price reductions to encourage the sale of TelePad 3 computers with the 486 microprocessor and to encourage field evaluation trials where there appears to be significant sales potential. The pricing pressure caused by the shift in microprocessors is expected to be focused on the third and forth quarters of fiscal 1997 when the supply of 486 machines is expected to be exhausted, whereas competitive pricing pressure is expected to be an ongoing factor in the business. The nine month period ending September 30, 1996 included product related charges of $318,000 recognized in connection with the shift in manufacturers and restarting production in a new facility.

        Research and development ("R&D") expenses for third quarter and nine-month period of 1997 were down 62% and 35%, respectively, from the same periods in 1996. These reductions in R&D spending are due primarily to completion of the primary engineering development of the TelePad 3 computer and a shift to a lower level of work on modules which add functionality to the TelePad 3. The reductions in engineering development of the TelePad 3 expenses were partially offset by increased costs of a slightly larger engineering staff, which was increased after the first quarter of 1996, to facilitate a shift in emphasis to product enhancements and to the development of new modules to broaden the TelePad 3 product line.

        Selling, general and administrative expenses for the quarter ended September 30, 1997 increased $14,000, from the same period in 1996. For the nine month period, selling, general and administrative expenses increased $191,000, or 6% from the same period in 1996. The increase in the nine month period was primarily the result of increases in selling expenses in response to the new supply of TelePad 3 units and the addition of personnel and space to expand the Company's capabilities.

        Interest income in the third quarter of 1997 was $127,000 compared to $207,000 in the same period in 1996. This reflects the investment of the net proceeds of the secondary public offering completed in April 1996 and the subsequent use of cash in operations. Interest expense and amortization of debt issue costs in 1996 were related to outstanding indebtedness that was retired with the proceeds from the Company's secondary public offering which was completed in April 1996.

Liquidity and Capital Resources
-------------------------------

        Net cash used in operating activities was $4,100,000 in the nine-month period ended September 30, 1997 as compared to $6,438,000 in the comparable period in 1996. Net cash used in operating activities in both periods was primarily due to the net losses incurred in each respective period. Accounts receivable increased by $1,444,000 in the current period based on the combination of increased sales and extended payment terms on one significant sale. In the prior period, collections exceeded increases in accounts receivable and this increased cash by $152,000. Inventory reductions due to sales in the period contributed $1,223,000 to cash, whereas in the prior period inventory accumulations resulted in a $2,056,000 use of cash. Other current assets in the current period increased $1,419,000, primarily as a result of advance payments in the amount of $1,653,000 made to the Company's contract manufacturer against open purchase orders for inventory. The original product delivery schedule was significantly delayed by the 586 microprocessor development schedule. The letter of credit issued to the contract manufacturer to facilitate production, which was reflected in restricted cash, was reduced by an equivalent amount.

        In the nine-month period ended September 30, 1997, cash used in operating activities was primarily funded by a reduction in short-term investments whereas in the prior period cash used in operating activities was primarily funded by the completion by the Company of a public offering of its securities. In September 1997, the Company purchased 20% of the common stock of Intellibit Corporation, a Virginia corporation, for $200,000 in cash, with an option to increase the investment to 80% subject to certain conditions. Intellibit Corporation is a privately held developer of digital signal processing products.

        On April 3, 1996, the Company completed a public offering of 20,000 Units. Each Unit consisted of 285 shares of Class A common stock and 1,000 Class D warrants and was sold for $1,000 per Unit, pursuant to which the Company raised $20,000,000. The net proceeds to the Company from the Unit offering amounted to $17,779,000. On April 25, 1996, the underwriter exercised the over-allotment option to purchase an additional 3,000 Units pursuant to which the Company raised an additional $3,000,000. The Company received net proceeds of $2,736,000 from the exercise of the over-allotment option. Cash was also increased by the proceeds received by the Company on February 15, 1996, upon the issuance of a note payable to an individual investor in the amount of $750,000.

        On April 25, 1996 the Company paid $4,268,685 to repay $4,000,000 principal amount of outstanding promissory notes and accrued interest in the amount of $268,685. On May 1, 1996, the Company paid $825,000 to the individual investor holding the $750,000 promissory note to repay the $750,000 principal amount and $75,000 in interest.

        "Safe Harbor" Statement under the private Securities Litigation Reform Act of 1995: The statements above which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, demand for the Company's products and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity, and supply constraints or difficulties, the results of financing efforts, possible delisting of securities by Nasdaq, the risk of low-priced stock, and other risks detailed in the Company's Securities and Exchange Commission filings.


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



Date:  NOVEMBER 13, 1997                    /S/ DONALD W. BARRETT
       -----------------                  -----------------------
                                           Donald W. Barrett
                                           Chairman of the Board and Chief
                                           Executive Officer



Date:  NOVEMBER 13, 1997                    /S/ ROBERT D. RUSSELL
       -----------------                  -----------------------
                                           Robert D. Russell
                                           Vice President, Secretary and
                                           Treasurer Principal Financial and
                                           Accounting Officer