Form 10KSB
period 1997-12-31
TELEPAD CORP
filed 1998-03-31
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended DECEMBER 31, 1997

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _______ to _________

                         Commission file number 0-21934

                               TELEPAD CORPORATION
                 (Name of Small Business Issuer in Its charter)

Delaware                                               52-1680936
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

380 Herndon Parkway, Suite 1900, Herndon, Virginia                  20170
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code:          (703) 834-9000
                                                         --------------

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

   Class A Common Stock, $0.01 par value ("Common Stock"), Class A Redeemable
   --------------------------------------------------------------------------
      Warrants ("Class A Warrants"), Class B Redeemable Warrants ("Class B
      --------------------------------------------------------------------
    Warrants"), Class C Redeemable Warrants ("Class C Warrants") and Class D
    ------------------------------------------------------------------------
                    Redeemable Warrants ("Class D Warrants").
                    -----------------------------------------
                                (Title of Class)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X]             No [_]

            Check if there is no disclosure of delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form. [_]

            The issuer's revenues for the fiscal year ended December 31, 1997 were $3,592,577.

            The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based upon the closing price of the issuer's Class A Common Stock as reported by Nasdaq on March 23, 1998, was approximately $9,200,000.

         As of March 23, 1998, the latest practicable date for which such information is available, there were issued and outstanding the following number of shares of each of the registrant's classes of Common Stock:

         Class of Common Stock            Shares Outstanding
         ---------------------            ------------------

         Class A Common Stock             12,065,624 shares, $0.01 par value
         Class B Common Stock             none

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

         From 1993 (the time of the Company's initial public offering) through 1996, the Company devoted most of its resources to developing and manufacturing its TelePad line of computer hardware. Since 1996 the Company has enhanced the TelePad 3 to remain within the competitive range with respect to technology, but more emphasis is being placed on applying the Company's knowledge of field force automation by offering integrated solutions to potential customers. Such solutions include reselling hardware from manufacturers other than the Company where appropriate and offering software, systems integration, and services.

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

         Optional accessories for the TelePad SL include a stand-alone floppy disk drive, a math co-processor that permits more rapid handling of mathematical functions and calculations, network and communications upgrades, a keyboard that can be used in addition to on-screen pen input, and a mount for installing the TelePad SL in a vehicle. The TelePad SL works with most major operating systems, including IBM's OS/2 and Microsoft's DOS, Windows and Pen for Windows systems.

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

         TelePad 3

         The Company began production of its second product, the TelePad 3, in 1995. The TelePad 3 was powered by IBM's Blue Lightning microprocessor (based on Intel's 486 microprocessor technology) running at 66 Mhz until 1997 when the 486 microprocessor was replaced by a Cyrix 586 microprocessor. It includes a microphone and speaker as well as a pen interface, a detachable keyboard, a dual-scan color display and up to 36 MB of internal RAM. The TelePad 3 works with most major operating systems, including IBM's OS/2 and Microsoft's DOS, Windows 95, Windows, Windows for Pen, and SCO UNIX systems.

         A unique design feature of the TelePad 3 facilitates its adaptation to a variety of peripheral hardware devices. The back of the tablet has three docking bays that can accept any device which can be packaged in one of the Company's three "modular" form factors and connected with an industry-standard connector. The Company currently makes a variety of such devices including hard disk drives in various sizes, adapters for PCMCIA cards, which incorporate memory and communications capabilities in a standard format linking peripheral devices such as facsimile modems, local area networks, or memory storage to the pen computer, and a floppy disk drive.

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

         Production of the TelePad 3 commenced at IBM at the end of June 1995. After a series of disputes regarding manufacturing quality and business issues, the Company and IBM agreed in December 1995 that the Company would seek another contract manufacturer and that IBM would support the transition to the new manufacturer. The Company then contracted with Sanmina which began TelePad 3 production in June 1996. See "-- Manufacturing and Supply." and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         IBM has informed the Company that it no longer produces the Blue Lightning microprocessor, which is a proprietary IBM product available only on microprocessor cards manufactured by IBM. However, IBM agreed to continue to manufacture such electronic card assemblies for the TelePad 3 until June 30, 1997, subject to certain minimum order restrictions. In 1997, the Company replaced the Blue Lightning microprocessor with a 586-class 32-bit microprocessor upgrade for the TelePad 3.

SERVICES

         The Company offers a range of consulting, systems integration, programming and customer support services focused primarily on field force automation. The consulting group analyzes requirements, develops system architectures, and provides a variety of project planning and management services. The systems integration ("SI") group implements systems combining various manufacturers' hardware, software, and wired and wireless communications. SI also collaborates with the Company's hardware engineers on special purpose devices custom-designed for individual customers.

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

         TelePad 3 production commenced at Sanmina in June 1996. Approximately 1,510 units were built by Sanmina from June 1996 through December 1997.

         Assembly and Testing

         The Company has historically purchased standard configurations of TelePad 3 computers form its contract manufacturers. In 1997, the Company placed more emphasis on offering customers non-standard configurations. This resulted in a mismatch with the standard configurations being purchased under outstanding purchase orders with Sanmina, the Company's contract manufacturer. In order to improve the match between configurations purchased and configurations requested by customers and to minimize the results of forecasting errors caused by long lead times of component parts, the Company is shifting the assembly and test functions from Sanmina to its Herndon facilities. This transition is expected to provide more flexibility and to increase cost effectiveness in producing the specific configurations requested by customers and to minimize costs incurred when forecasted production runs do not match changing customer requirements.

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

         The Company has a limited number of R&D employees. It contracts with other engineering firms and consultants to support R&D activities which are beyond the capacity of its in-house staff. The Company intends to employ additional engineering and customer support personnel as its financial condition permits and its business requires. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES AND MARKETING

         The Company's sales and marketing activities currently are conducted internationally by four sales representatives, each covering a defined segment of the market. The Company also employs commissioned sales agents to market its products. Additionally, the Company expects to add additional sales and marketing personnel as the Company's financial condition permits and its business requires.

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

         During 1997, three customers accounted for approximately 52% of the Company's total revenues. Three customers accounted for approximately 53% of total revenue during 1996.

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

EMPLOYEES

         At March 14, 1998, the Company had a total of 29 full-time employees, consisting of 3 engineers, 6 employees in the consulting practice, 10 finance and administrative personnel, 6 employees in customer and technical support, and 4 sales and marketing personnel. From time to time the Company employs part time employees and had two part-time employees as of the date of this report. No employee is currently represented by a labor union. The Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are good.

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

         The Company also must ensure that the TelePad 3 and TelePad SL comply with the OSHA regulations requiring electrical equipment to have been approved for safety by a nationally recognized testing laboratory. Safety approvals for the TelePad SL and the TelePad 3 have been obtained. Changes in either device may require retesting and further approvals, which could result in delay that could have a material adverse effect on the Company.

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

STOCK PURCHASE AGREEMENT

         On January 29, 1998 the Company executed a letter of intent with L&E Mobile Computer Mounts, Inc. ("L&E") pursuant to which the Company agreed in principle to acquire all of L&E's outstanding capital stock on or before March 31, 1998 for a purchase price of $2 million, plus an earn-out based on L&E's post-closing performance and an aggregate $1 million additional investment over the next three years. The consummation of the transaction is subject to several conditions, including the execution of definitive agreements and the Company obtaining the requisite financing. L&E is a hardware integrator of vehicle-mounted communications equipment, with a significant presence in the public utility sector. There can be no assurance that the conditions to consummation of the transaction will be satisfied.

ITEM 2.    DESCRIPTION OF PROPERTY.

PROPERTIES

         The Company's offices are located at 380 Herndon Parkway, Suite 1900, Herndon, Virginia 20170. The Company leases, until June 30, 1999, approximately 19,155 square feet of office space on a single floor of an office building. The lease provides for a monthly rental of $13,231, plus designated operating expenses, and provides the Company with certain concessions regarding rent abatement and tenant build-out allowances. The rent will increase on an annual basis for the duration of the lease. The Company has installed leasehold improvements for purposes of demonstrating its products and strategy to customers and prospective customers. The Company believes that, in the event additional space is required and cannot be leased on acceptable terms from its current lessor, suitable alternative facilities exist in the local area at comparable rental rates.

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

                                     PART II


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           As of March 23, 1998, the Company had approximately 100 holders of record and approximately 2,000 beneficial holders of its Class A Common Stock and no holder of its Class B Common Stock. The Company's Class A Common Stock trades on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol: TPADA.

           On July 15, 1993, the Company's Registration Statement on Form SB-2 filed under the Securities Act of 1993 became effective and the Company became a "reporting company" subject to the periodic reporting and other requirements under the Securities Exchange Act of 1934. From July 16, 1993 until June 7, 1995 the Company's Class A Common Stock was traded on The Nasdaq SmallCap Market. The Company's Class A Common Stock resumed trading on The Nasdaq SmallCap Market on March 29, 1996. The high ask and low bid prices for the Class A Common Stock are as reported by the National Quotation Bureau, Inc. for the period January, 1996 through March 28, 1996, and by Nasdaq from March 29, 1996 through December 31, 1996 and are indicated below. Such prices are interdealer prices without markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                      1997                         1996
                                   Sales Price               High        Low
            Quarter Ended       High         Low              Ask        Bid

            March 31            $  5.125    $  1.625         $  5.000   $  0.750
            June 30             $  2.750    $  1.000         $  5.000   $  3.188
            September 30        $  2.063    $  1.000         $  5.250   $  4.031
            December 31         $  1.375    $  0.313         $  5.375   $  4.000

           On February 27, 1998, the Company was notified by The Nasdaq Stock Market, Inc. that the market price for Class A Common Stock does not meet the quantitative maintenance requirements for minimum bid price and the Company is therefore subject to being delisted from the NASDAQ SmallCap Market if this situation is not remedied by May 28, 1998, which time may be extended through the review process.

           On February 24, 1998, the directors of the Company adopted resolutions proposing to recommend to the Company's stockholders that the stockholders authorize an Amendment to the Company's Certificate of Incorporation to effect a 1 for 10 reverse stock split of the Company's issued shares of Common Stock (the "Reverse Split"). If the Reverse Split is authorized by the stockholders at the annual meeting of stockholders scheduled on May 4, 1998, management expects that the share price of the Company's Class A Common Stock will trade above the one dollar maintenance price level, however, there can be no assurance as to the approval of the Reverse Split by the Company's stockholders or, if the Reverse Split is approved, the effect on the market price of the Class A Common Stock.

           The Company has never paid a cash dividend on its shares and does not presently anticipate doing so in the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

         TelePad products revenue increased approximately 66% in the year ended December 31, 1997 over 1996, primarily as a result of an increased volume of TelePad 3 computer sales. Although the Company has developed and currently offers the TelePad 3 computer with a 586 microprocessor, with characteristics such as ruggedness and flexibility that make it well suited for its intended market, customer perceptions relative to the 486 microprocessor in the predecessor TelePad 3 versus Pentium based laptops and the respective relative pricing have had a negative affect on sales.

         The Company continues to enhance the TelePad 3 to remain within the competitive range with respect to technology, but more emphasis is being placed on applying the Company's knowledge of field force automation by offering total integrated solutions to potential customers. Such solutions include reselling hardware from manufacturers other than the Company's and offering software, systems integration, and services.

         The gross margins from TelePad products sold in 1997 and 1996 continued to be constrained by the relatively high cost of parts purchased by the prior manufacturer, but not used earlier due to financial and technical delays, and by competitive pricing pressure. The cost of TelePad products includes a charge of $805,000 to recognize an erosion in inventory value caused by this pricing pressure and product obsolescence caused by the rapid introduction of more cost effective technology. The cost of TelePad products also includes a charge of $156,000 to recognize the cost of replacing TelePad 3 batteries in inventory that have failed to meet product specifications and $37,000 to write off excess 486 microprocessors resulting from the shift to the 586 microprocessor.
Commensurate with the write down of inventory, a reserve of $654,000 was established in 1997 to recognize the loss of inventory value and obsolete parts for which the Company has purchase obligations outstanding with Sanmina.

         The cost of TelePad products sold in 1996 includes a $47,000 charge to expense accessories for the TelePad 3 which were made obsolete by design modifications. Cost of products sold also includes $23,000 for warranty costs to incorporate recent engineering changes into TelePad 3 units built in prior periods and approximately $94,000 for costs related to replacing batteries that failed to meet product standards after a component change.

         Revenue from service contracts increased 10% in 1997 over 1996. The increase in service contract revenue in 1997 is primarily the result of an increase in consulting services to the wireless communications market. The Company's stated objective is to shift its business strategy from a primary concentration on TelePad computer hardware to a strategy of broadening the services offered to include the delivery of total integrated solutions. The primary target market is workforce administration and field service dispatch and the solutions include mobile client hardware, software, systems integration, and other services.

         Research and development expenses declined $573,000 in 1997 from 1996 expenditures of $1,516,000. This 38% decrease in R&D spending was due primarily to a shift from design and development work to enhance the TelePad 3 and non-recurring expenses associated with the start up of a new manufacturing facility in 1996 to the development of the 586 microprocessor and work on TelePad 3 modules in 1997.

         Selling, general and administrative expenses in 1997 were $4,407,000 compared to $4,352,000 for the same period in 1996. Although aggregate selling, general and administrative expenses were approximately the same in 1997 and 1996, there was more emphasis on sales in 1997, but the increased selling expenses were generally offset by lower administrative expenses.

         Interest   income   declined  by  $232,000   from  1996  as  short-term
investments were reduced.

         Interest expense of $253,000 and amortization of debt issue costs of $118,000 in 1996 relate to the $4,000,000 in bridge notes and the $750,000 Promissory Note (as defined below). These notes were retired with the proceeds from the Unit Offering.

         The weighted average number of shares outstanding increased primarily as a result of 6,555,000 shares sold in the Unit Offering in April 1996.

         The Company is monitoring and considering possible implications of the year 2000 problem, but to date has not encountered any issues that would have a material adverse effect on the operations or financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         In the year ended December 31, 1997, net cash used in operating activities was $3,575,000, primarily due to the net loss incurred in 1997. Accounts receivable increased by $787,000 in the current period based on the combination of increased sales and extended payment terms on one significant sale. Inventory reductions, due primarily to sales in the period, contributed $1,479,000 to cash. Advance payments to Sanmina in the current period increased $1,286,000, primarily as a result of advance payments made to the Company's contract manufacturer (Sanmina) against open purchase orders for inventory. The advance payments were made because the original TelePad 3 product delivery schedule was significantly delayed by the 586 microprocessor development schedule. The advance payments were funded by a $2,000,000 letter of credit previously issued to Sanmina to facilitate production. The remaining balance on the letter of credit was returned to cash at its expiration.

         In September 1997, the Company purchased 20% of the common stock of Intellibit Corporation, a Virginia corporation, for $200,000 in cash, with an option to increase the investment to 80% subject to certain conditions. Intellibit Corporation is a privately held developer of digital signal processing products.

         At December 31, 1997, the Company had approximately $1,900,000 in outstanding purchase orders issued to Sanmina. The outstanding purchase orders consist primarily of kits of TelePad 3 computers which will be assembled and tested at the Company's facility in Herndon, Virginia. Approximately $1,286,000 of the $1,900,000 commitment will be funded from advance payments made to Sanmina in 1997. Because the specific configurations of the TelePad 3 computer included in this outstanding commitment are nearing the end of a product cycle, the Company reserved $654,000 in 1997 to recognize the loss of value and obsolete parts on the outstanding purchase orders.

         On January 29, 1998 the Company executed a letter of intent with L&E Mobile Computer Mounts, Inc. ("L&E") pursuant to which the Company agreed in principle to acquire all of L&E's outstanding capital stock on or before March 31, 1998 for a purchase price of $2 million, plus an earn-out based on L&E's post-closing performance and an aggregate $1 million additional investment over the next three years. The consummation of the transaction is subject to several conditions, including the execution of definitive agreements and the Company obtaining the requisite financing. L&E is a hardware integrator of vehicle-mounted communications equipment, with a significant presence in the public utility sector. The Company is seeking additional financing to consummate this transaction, but there can be no assurance as to the availability or terms of any required additional financing.

         The Company believes its existing capital resources, consisting primarily of cash, short-term investments and funds from operations will provide sufficient capital for at least the next 12 months. This belief is dependent upon the TelePad 3 computer being competitive in the market and the Company's ability to sell the existing TelePad 3 inventory and inventory resulting from purchase commitments, failure of which could have a material adverse effect on the financial condition of the Company. In the event that the Company's internal estimates relating to its anticipated expenditures and funds from operations prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail or eliminate certain expenditures. In any event, the Company anticipates that it may require substantial additional financing at such time. The Company has no established banking relationships and no available line of credit or other source of liquidity. The Company may seek to leverage its working capital requirements through borrowings, collaborative arrangements and strategic alliances, volume discounts for mass purchases of TelePad computers and other products, and additional public offerings. There can be no assurance as to the availability or terms of any required additional financing, when and if needed.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. Such statements include, but are not limited to, demand for the Company's products and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, possible delisting of securities by Nasdaq, the risk of low-priced stock, and other risks detailed in the Company's Securities and Exchange Commission filings.

ITEM 7.  FINANCIAL STATEMENTS.

         The required financial statements are included in a separate section following the signature page as an addendum to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a  ) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company are as follows:

     Name               Age              Positions with the Company
-------------------    -----   -------------------------------------------------
Donald W. Barrett        51    Chairman of the Board of Directors and
                               Chief Executive Officer
Ronald C. Oklewicz       51    President, Chief Operating Officer, and Director
John P. Diesel           71    Director
Sydney H. Dankman        80    Director
Alan B. Salisbury        61    Director
E. Donald Shapiro        66    Director
John M. Toups            72    Director
Robert D. Russell        58    Vice President, Secretary, Treasurer and
                               Chief Financial Officer
----------------------

         DONALD W. BARRETT became Chief Executive Officer of the Company and Chairman of its Board of Directors on April 16, 1996. From July 1991 through March 1996, Mr. Barrett was president and chief executive officer of Ideas, Inc. which owned and operated a family of telecommunications and information systems companies. Mr. Barrett was president of the Government Systems Group of Contel Federal Systems, Inc., a network integrator, from 1987 through 1991 and president of the Custom Products Group of Burroughs Corporation, a computer manufacturer, from 1984 through 1987. Prior to that time, Mr. Barrett held various marketing and technical positions with GTE and General Dynamics. Mr. Barrett is a director of Objective Communications, Inc.

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

         JOHN M. TOUPS has been a Director of the Company since April 1995. Mr. Toups, who has been retired since 1987, was the president and chief executive officer of Planning Research Corporation from 1978 until 1987. Mr. Toups currently serves on the board of NVR, Inc., CACI International, Thermatrix, Inc., Halifax Corporation and Government Technology Services, Inc.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (The "Exchange Act") requires the Company's executive officer and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based solely on a review of the copies of the reports furnished to the Company to date, or written representations that no reports were required, the Company believes that all reports required to be filed by such persons with respect to the Company's fiscal year ending December 31, 1997 were timely made, except for certain reports filed by Messrs. Dankman, Shapiro and Toups.

ITEM 10.   EXECUTIVE COMPENSATION.

         Summary Compensation Table

         The following sets forth the compensation paid by the Company during the three fiscal years ended December 31, 1997 to its Chief Executive Officer and Chief Operating Officers (the "Named Officers"). No other executive officer of the Company received compensation in excess of $100,000 for the fiscal year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                              Long-term
                                                             Compensation
                                    Annual Compensation         Awards
                               ----------------------------  ------------
                                               Other Annual
                                      Salary   Compensation   Options
  Name and Principal Position  Year    ($)          ($)         (#)
  ---------------------------  ----  --------  ------------  ------------


  Donald W. Barrett (1)        1997  $250,000       $ 0      125,000(3)
    Chief Executive Officer    1996  $177,083       $ 0      400,000(4)



  Ronald C. Oklewicz (2)       1997  $150,000       $ 0       60,000(5)
    President and Chief        1996  $150,000     $35,000
    Operating Officer          1995  $123,885       $ 0      200,000(6)



-------------------

(1)  Mr. Barrett became the Company's Chief Executive Officer on April 16, 1996.

(2) Mr. Oklewicz was the Company's Chief Executive Officer from August 5, 1992 until April 16, 1996 .

(3) Represents options to purchase shares of Class A Common Stock at an exercise price of $0.376 per share (the average of the closing highest and lowest sales prices of the Common Stock on the date of grant), with such options becoming exercisable on December 2, 2003.

(4) Represents options to purchase shares of Class A Common Stock at an exercise price of $3.8125 per share (the average of the closing bid and asked prices of the Common Stock on the date of grant), with 200,000 of such options being currently exercisable and 200,000 options becoming exercisable on December 31, 1998.

(5) Represents options to purchase shares of Class A Common Stock at an exercise price of $0.376 per share (the average of the closing highest and lowest sales prices of the Common Stock on the date of grant), with such options becoming exercisable on December 2, 2003.

(6) Represents options to purchase shares of Class A Common Stock at an exercise price of $1.75 per share (the average of the closing bid and asked prices of the Common Stock on the date of grant).

         Option Grants in Last Fiscal Year

         Shown below is information concerning stock option grants of Class A Common Stock awarded to the Named Officers during the Company's 1997 fiscal year.

       INDIVIDUAL GRANTS

          Name       Number of Shares    % of Total Options   Exercise or   Expiration
                    Underlying Options  Granted to Employees  Base Price      Date
                       Granted (1)         in Fiscal 1997     ($/sh) (2)
------------------  ------------------  --------------------  -----------   ----------
Donald W. Barrett       125,000                33.9%            $0.376      12/02/07
Ronald C. Oklewicz       60,000                16.3%            $0.376      12/02/07

-------------------

(1)  The options are incentive stock options.

(2) The exercise price is equal to the fair market value of the shares of Class A Common Stock on the date of grant of the option.

         Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

         The following table sets forth, for the Named Officers of the Company, information regarding aggregate exercises of options in 1997 and the number and value of unexercised options at December 31, 1997:


          Name      Number of     Value       Number of Shares         Value of
                      Shares     Realized  Underlying Unexercised     Unexercised
                    Acquired on               Options at End of      In-the-Money
                     Exercise                    Fiscal Year       Options at End of
                                                Exercisable/          Fiscal 1997
                                                Unexercisable        Exercisable/
                                                                   Unexercisable (1)
------------------  -----------  --------  ----------------------  -----------------
Donald W. Barrett       0           0          200,000/325,000         $0/$7,750
Ronald C. Oklewicz      0           0          380,000/60,000        $9,720/$3,720

------------------

(1) Based upon the difference between the exercise prices of the options and the closing price of the Class A Common Stock, as reported on the The Nasdaq SmallCap Market on December 31, 1997, of $0.438 per share.

         Employment    Contracts   and    Termination    of    Employment    and
         Change-in-Control Arrangements

         The Company has entered into an employment agreement with Donald W. Barrett, dated as of April 10, 1996. The employment is "at-will" and may be terminated by either party at any time, subject only to the terms of the employment agreement and the By-Laws of the Company. Pursuant to the agreement, Mr. Barrett serves as Chairman of the Board and Chief Executive Officer of the Company at a salary of $250,000 per annum. Mr. Barrett's salary has been reduced by $22,500 commencing January 1, 1998 in consideration for an award of 45,000 shares of Class A Common Stock. The agreement provides that Mr. Barrett is entitled to receive specified bonuses in the aggregate amount of $220,000 upon the occurrence of specified events and achievement of specified sales and financial milestones by the Company, as well as other supplemental benefits at the discretion of the Board of Directors. In addition, options to purchase 396,500 shares of Class A Common Stock pursuant to Company's Amended and Restated 1993 Stock Option Plan as amended (the "SOP"), and options to purchase 3,500 shares of Class A Common Stock under the 1996 Stock Incentive Plan, all at an exercise price of $3.8125 per share, were granted to Mr. Barrett pursuant to such agreement. 100,000 of such options are immediately exercisable, 100,000 options become exercisable on December 31, 1997, and 200,000 of such options shall become exercisable on December 31, 1998, subject to certain acceleration provisions, including the occurrence of a change in control of the Company or the termination of Mr. Barrett other than for cause or disability (as such terms are defined in Mr. Barrett's employment agreement). The agreement also provides that if Mr. Barrett is terminated other than for cause or disability, the Company will pay to Mr. Barrett his compensation for 12 months following such termination. During the term of employment and for a period of one year after such employment has terminated, the agreement provides that Mr. Barrett will not solicit the Company's employees.

         The Company has entered into an employment agreement with Ronald C. Oklewicz, dated as of January 1, 1998, for a term ending December 31, 1998. Pursuant to the agreement, Mr. Oklewicz serves as President and Chief Operating Officer of the Company at a salary of $130,000 per annum. The agreement provides that Mr. Oklewicz is entitled to receive 40,000 shares of Class A Common Stock in 1998 and a bonus upon the occurrence of specified events and achievement of specified sales and financial milestones by the Company, as well as other supplemental benefits at the discretion of the Board of Directors. In addition, the exercise period of options to purchase 200,000 shares of the Company's Class A Common Stock pursuant to the SOP, (with an exercise price of $1.75 per share which are currently exercisable), was extended pursuant to the terms of such agreement. The agreement also provides that if Mr. Oklewicz is terminated other than for cause (as defined therein) or dies, the Company will pay to Mr.
Oklewicz (or his spouse or estate if he dies) his compensation until the expiration of the term of the agreement. The agreement contains a confidentiality provision and provides that during the term of employment and for a period of one year after such employment has terminated, Mr. Oklewicz will not interfere with the Company's customers or solicit the Company's employees.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.

           The following table sets forth, as of March 19, 1998, certain information as to the beneficial ownership of Class A Common Stock and Class B Common Stock of each of the Company's directors and each of the executive officers shown above, all executive officers and directors as a group, and all persons known by the Company to be the beneficial owner of more than five percent of the Company's Class A Common Stock and Class B Common Stock:

    Name and Address of                           Amount and      Percent of
   Beneficial Stockholder                         Nature of      Outstanding
                                                  Beneficial   Shares Owned (2)
                                                  Ownership
                                                    (1)(2)
---------------------------------------------   ------------   ----------------

Donald W. Barrett                                 245,000(3)         2.1%
380 Herndon Parkway Herndon, VA  20170
Sydney H. Dankman                                 225,148(4)         1.9%
380 Herndon Parkway Herndon, VA  20170
Ronald C. Oklewicz                                451,219(5)         3.8%
380 Herndon Parkway Herndon, VA  20170
John M. Toups                                     129,445(6)         1.1%
380 Herndon Parkway Herndon, VA  20170
John P. Diesel                                    262,862(7)         2.2%
380 Herndon Parkway Herndon, VA  20170
E. Donald Shapiro                                 105,000(8)          *
57 Worth Street
New York, NY 10013
Alan B. Salisbury                                 105,000(9)          *
380 Herndon Parkway Herndon, VA  20170
All current officers and directors as a group   1,542,007(10)       11.5%
 (8 persons)

-----------------------

*    Indicates less than one percent.

(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Common Stock indicated. Beneficial ownership is calculated in accordance with Rule 13d-3(d) under the Exchange Act.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 19, 1998 upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person ( but not those held by any other person) and which are exercisable within 60 days from March 19, 1998 have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Includes 200,000 shares of Class A Common Stock underlying immediately exercisable options. Does not include 200,000 options which shall vest and become exercisable on December 31, 1998; provided, however, that in the event of a change in control (as defined in Mr. Barrett's employment agreement) of the Company, the non-vested portion of the options shall automatically accelerate to the date of such change in control.

(4) Includes 94,862 shares of Class A Common Stock underlying immediately exercisable stock options and Class C Warrants.

(5) Includes 380,000 shares of Class A Common Stock underlying immediately exercisable stock options. Also includes 3,438 shares of Class A Common Stock underlying immediately exercisable Class C Warrants and 17,781 shares of Class A Common Stock jointly owned by Mr. Oklewicz and his spouse.

(6) Includes 84,445 shares of Class A Common Stock underlying immediately exercisable options.

(7) Includes 64,445 shares of Class A Common Stock underlying immediately exercisable options. Also includes 150,917 shares of Class A Common Stock underlying immediately exercisable Class A, Class B and Class C Warrants jointly owned by Mr. Diesel and his spouse.

(8) Includes 60,000 shares of Class A Common Stock underlying immediately exercisable options.

(9) Includes 60,000 shares of Class A Common Stock underlying immediately exercisable options.

(10) Includes 1,116,440 shares of Class A Common Stock underlying immediately exercisable stock options and Class A, Class B and Class C Warrants.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a) EXHIBITS: The following exhibits are filed herewith or incorporated by reference:

Exhibit           Document
  No.

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

  10.4 Sales Agreement between International Business Machines Corporation and the Company dated January 27, 1993. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2 (File No. 33-61328)).

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

  10.25 Security Agreement between the Company and a certain Lender dated February 16, 1996. (Incorporated herein by reference to Exhibit 10.32 to the Registrant's
              Registration   Statement   on  Form   SB-2   (File   No.
              333-00012)).

  10.26 Letter dated March 19, 1996, from IBM to the Company granting extension to April 1, 1996, with respect to certain credit requirements. (Incorporated herein by reference to Exhibit 10.33 to the Registrant's
              Registration   Statement   on  Form   SB-2   (File   No.
              333-00012)).

  23.1*       Consent of Ernst & Young LLP, independent auditors.

  27.1*       Financial Data Schedule

-----------------------------------------------
*             Filed herewith

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TELEPAD CORPORATION


Date:    March  30, 1998                     /S/ DONALD W. BARRETT
                                             ---------------------
                                             Donald W. Barrett
                                             Chairman and Chief Executive
                                             Officer



Date:    March  30, 1998                     /S/ ROBERT D. RUSSELL
                                             ---------------------
                                             Robert D. Russell
                                             Vice President and Chief Financial
                                             Officer Principal Financial and
                                             Accounting Officer


            Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 25, 1998                           /S/ SYDNEY H. DANKMAN
                                                  ---------------------------
                                                  Sydney H. Dankman, Director


Date:    March 26, 1998                           /S/ JOHN P. DIESEL
                                                  ---------------------------
                                                  John P. Diesel, Director


Date:    March 30, 1998                           /s/ RONALD C. OKLEWICZ
                                                  ---------------------------
                                                  Ronald C. Oklewicz, Director


Date:    March 30, 1998                           /s/ ALAN B. SALISBURY
                                                  ---------------------------
                                                  Alan B. Salisbury, Director


Date:    March     , 1998
                                                  ---------------------------
                                                  E. Donald Shapiro, Director


Date:    March 25, 1998                           /S/ JOHN M. TOUPS
                                                  ---------------------------
                                                  John M. Toups, Director

                               TELEPAD CORPORATION


                          INDEX TO FINANCIAL STATEMENTS




Report of Ernst & Young LLP, Independent Auditors...........................F-2
Balance Sheets..............................................................F-3
Statements of Operations....................................................F-4
Statements of Stockholders' Equity (Deficit)................................F-5
Statements of Cash Flows....................................................F-6
Notes to Financial Statements...............................................F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
TelePad Corporation

We have audited the accompanying balance sheets of TelePad Corporation as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TelePad Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 8 to the financial statements, the Company's recurring losses from operations and negative operating cash flows raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /s/ Ernst & Young LLP

Vienna, Virginia
March 6, 1998

                               TELEPAD CORPORATION

                                 BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                           1997            1996
                                                                       ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                         $  1,588,790    $  1,418,770
     Short-term investments                                                    --         4,078,679

     Restricted cash (Note 1)                                                  --         2,000,000

     Accounts receivable, less allowance of $88,000
        at December 31, 1997 and $107,000 at December 31, 1996            1,419,231         668,922
     Inventory                                                            1,174,507       3,474,782
     Advance to Sanmina (Note 1)                                          1,286,284            --
     Other current assets                                                   184,133         243,988
                                                                       ------------    ------------
Total current assets                                                      5,652,945      11,885,141
Furniture and equipment:
     Office furniture and equipment                                         203,140         197,932
     Computer equipment                                                     668,378         880,656
                                                                       ------------    ------------
                                                                            871,518       1,078,588
     Less accumulated depreciation                                         (489,895)       (505,639)
                                                                       ------------    ------------
     Net furniture and equipment                                            381,623         572,949
Investment in Intellibit (Note 1)                                           200,000            --
Deposits and other assets                                                    23,591          27,689
                                                                       ============    ============
Total assets                                                           $  6,258,159    $ 12,485,779
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                             $  2,309,680    $  1,991,805
     Deferred revenue                                                        13,601          34,643
                                                                       ------------    ------------
Total current liabilities                                                 2,323,281       2,026,448

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares
        authorized; none issued                                                --              --
     Common stock, $.01 par value; 95,000,000 shares authorized:
          Class A common stock, 94,406,937 shares designated,
             11,755,624 and 11,558,905 shares issued and outstanding
             at December 31,1997 and 1996, respectively                     117,556         115,589
          Class B common stock, 593,063 shares designated,
             no shares and 150,000 shares issued and outstanding
             at December 31,1997 and 1996, respectively                        --             1,500
     Additional paid-in capital                                          39,283,613      39,250,820
     Accumulated deficit                                                (35,466,291)    (28,908,578)
                                                                       ------------    ------------
Total stockholders' equity                                                3,934,878      10,459,331
                                                                       ------------    ------------
Total liabilities and stockholders' equity                             $  6,258,159    $ 12,485,779
                                                                       ============    ============

See accompanying notes

                               TELEPAD CORPORATION

                            STATEMENTS OF OPERATIONS


                                               YEARS ENDED DECEMBER 31,
                                                 1997            1996
                                             ------------    ------------


Revenues:
    TelePad products                         $  3,348,398    $  2,017,811
    Service contracts                             244,179         222,293
                                             ------------    ------------
Total revenues                                  3,592,577       2,240,104

Costs and expenses:
    Cost of goods sold - Telepad products       4,282,929       2,128,342
    Cost of goods sold - service contracts        162,327         101,698
    Loss on inventory purchase commitment         654,468            --
    Costs related to manufacturing startup           --           317,607
    Research and development                      942,793       1,515,933
    Selling, general and administrative         4,406,679       4,351,510
                                             ------------    ------------
Total costs and expenses                       10,449,196       8,415,090
                                             ------------    ------------

Loss from operations                           (6,856,619)     (6,174,986)

Interest income                                   310,442         542,447
Interest expense                                     (214)       (253,197)
Amortization of debt issue costs                     --          (118,302)
Other expenses
                                                  (11,322)        (85,644)
                                             ------------    ------------

Net loss                                     $ (6,557,713)   $ (6,089,682)
                                             ============    ============

Net loss per share                           $      (0.56)   $      (0.62)
                                             ============    ============

Weighted average shares outstanding            11,745,551       9,856,500
                                             ============    ============

See accompanying notes

                               TELEPAD CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                     Class A                      Class B
                                  Common Stock                 Common Stock             Additional                       Total
                          -------------------------------------------------------        Paid-In       Accumulated    Stockholders'
                            Shares         Amount          Shares         Amount         Capital        Deficit      Equity(Deficit)
                          ----------------------------------------------------------------------------------------------------------
Balance at December 31,
 1995                      4,436,175   $     44,361        555,563    $      5,556    $ 18,657,124   $(22,818,896)   $ (4,111,855)

Issuance of common stock
     and warrants, net     6,555,000         65,550           --              --        20,449,921           --        20,515,471
Conversion of Class B
     common stock            405,563          4,056       (405,563)         (4,056)           --             --              --

Exercise of common stock
warrants                      28,162            282           --              --            98,218           --            98,500

Exercise of stock options    134,005          1,340           --              --            45,557           --            46,897
Net loss                        --             --             --              --              --       (6,089,682)     (6,089,682)

                          -------------------------------------------------------------------------------------------------------
Balance at December 31,
 1996                     11,558,905   $    115,589        150,000    $      1,500    $ 39,250,820   $(28,908,578)   $ 10,459,331


Exercise of stock options       --             --           37,500             375             125           --               500

Conversion of Class B
     common stock            187,500          1,875       (187,500)         (1,875)           --             --              --

Exercise of common stock
     warrants                  9,219             92           --              --            32,668           --            32,760
Net loss                        --             --             --              --              --       (6,557,713)     (6,557,713)


                          -------------------------------------------------------------------------------------------------------
Balance at December 31,
 1997                     11,755,624   $    117,556           --              --      $ 39,283,613   $(35,466,291)   $  3,934,878
                          =======================================================================================================



See accompanying notes

                               TELEPAD CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                        YEARS ENDED DECEMBER 31,
                                                          1997            1996
                                                      ------------    ------------
OPERATING ACTIVITIES
Net loss                                              $ (6,557,713)   $ (6,089,682)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                         225,703         217,801
     Amortization of debt discount                            --           118,302
     Provision for loss on accounts receivable              36,478           7,169
     Provision for loss of inventory value                 821,245            --
     Loss on inventory purchase commitment                 654,468            --
     Changes in assets and liabilities:
        Restricted cash                                  2,000,000      (2,000,000)
        Accounts receivable                               (786,787)       (203,367)
        Inventory                                        1,479,030      (3,071,049)
        Advance to Sanmina                              (1,286,284)           --
        Other current assets                                59,855        (147,742)
        Deposits and other assets                            4,098          (6,628)
        Accounts payable and accrued expenses             (203,763)       (829,936)
        Deferred revenue                                   (21,042)         16,925
                                                      ------------    ------------
Net cash used in operating activities                   (3,574,712)    (11,988,207)

INVESTING ACTIVITIES
Purchase of furniture and equipment                       (167,207)       (433,160)
Investment in Intellibit Corporation                      (200,000)           --
Purchase of short-term investments                            --       (14,878,679)
Sales of short-term investments                          4,078,679      10,800,000
                                                      ------------    ------------
Net cash provided by (used in) investing activities      3,711,472      (4,511,839)

FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock             33,260      20,660,868
Proceeds from notes payable
                                                              --           750,000
Repayment of notes payable                                    --        (4,750,000)
                                                      ------------    ------------
Net cash provided by financing activities                   33,260      16,660,868

                                                      ------------    ------------
Net increase in cash and cash equivalents                  170,020         160,822
Cash and cash equivalents, beginning of year             1,418,770       1,257,948
                                                      ============    ============
Cash and cash equivalents, end of year                $  1,588,790    $  1,418,770
                                                      ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Actual cash payments for interest                     $        214    $    418,685
                                                      ============    ============

See accompanying notes

                              TELEPAD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

TelePad Corporation (the "Company") markets hardware and software products and solutions to assist private businesses and governmental entities in managing, communicating and processing information. The Company's principal products are portable, notebook-sized, pen-based computers and related customized software.

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

The Company has not generated sufficient revenues from sales to cover operating expenses. Success of the Company's business strategy is dependent upon growth in the Company's revenue from its TelePad 3 product and related services. The business strategy is dependent upon the TelePad 3 computer being competitive in the market and the Company's ability to sell the existing TelePad 3 inventory and inventory resulting from purchase commitments. The Company continues to enhance the TelePad 3 to remain within the competitive range with respect to technology, but more emphasis is being placed on applying the Company's knowledge of field force automation by offering total integrated solutions to potential customers. Such solutions include reselling hardware from manufacturers other than the Company's and offering software, systems integration and services.

         Revenue Recognition

Product sales are recognized when products are shipped to customers. Revenue on service and development contracts is recognized as the services are performed and as contract objectives are achieved.

Three customers accounted for approximately 52% and 53% of total revenue for the years ended December 31, 1997 and 1996, respectively.

         Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         Short-term Investments

The short-term investments were stated at cost, which as of December 31, 1996 approximated market value, and were invested in a short-term, fixed income securities fund.

                              TELEPAD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Restricted Cash and Advance to Sanmina

In order to secure credit for production of the TelePad 3 computer, the Company provided a letter of credit to Sanmina in the amount of $2,000,000. This letter of credit was secured by $2,000,000, which was invested in an interest-bearing account and was pledged as security. In June 1997 the letter of credit was amended to allow Sanmina to draw upon the letter of credit as an advance payment against future invoicing of finished and semifinished product. Sanmina agreed to return the letter of credit to the Company for cancellation upon completion of the advance payments. The Company advanced $1,652,784 to Sanmina in July and September and the letter of credit expired September 30, 1997. On December 31, 1997 the advance to Sanmina was reduced by $366,500 upon receipt of inventory from Sanmina, leaving a balance on the advance of $1,286,284, which is unsecured.

         Inventory

Inventory is stated at the lower of cost or market as determined on a FIFO (first-in, first-out) basis. The Company provides for inventory reserves or write-offs as inventory is identified as being obsolete, slow-moving, or unsaleable.

         Investment in Intellibit

In September 1997, the Company purchased 20% of the common stock of Intellibit Corporation, a Virginia corporation, for $200,000 in cash, with an option to increase the investment to 80% subject to certain conditions. The Company is accounting for this investment using the cost method. Intellibit Corporation is a privately held developer of digital signal processing products.

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

         Net Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which established new standards for computing and presenting net income per share information. As required, the Company adopted the provisions of Statement 128 in its 1997 financial statements and has restated all prior year net loss per share information. Basic net loss per share was determined by dividing net loss by the weighted average number of common shares outstanding during each year. Diluted net loss per share excludes common equivalent shares, unexercised stock options and warrants as the computation would not be dilutive. A reconciliation of the net loss available for common shareholders and number of shares used in computing basic and diluted net loss per share is in Note 7.

                              TELEPAD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Debt Issue Costs

The costs related to the issuance of notes payable are expensed during the period of borrowing.

         Stock-Based Compensation

During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB 25, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company intends to continue accounting for its stock-based compensation in accordance with the provisions of APB 25. As such, the adoption of SFAS No. 123 did not impact the financial position or results of operations of the Company.

         Recently Issued Accounting Standards

In June 1997, FASB issued Statement No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The Company will adopt Statement No. 130 in the first quarter of 1998 and will provide the financial statement disclosures as required by the Statement. The application of the new rules will not have an impact on the Company's financial position or results of operations.

In June 1997, FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial statements to shareholders. The Statement also established standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt Statement No. 131 in 1998 resulting in additional segment disclosures as required by the Statement. The application of the new rules will not have an impact on the Company's financial position or results of operations.

2.  FINANCING ARRANGEMENTS

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

                              TELEPAD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



2.  FINANCING ARRANGEMENTS (CONTINUED)

During 1995, the Company was provided with bridge financing of $4,000,000 less direct expenses of $573,995 through the sale of 80 bridge units. Each bridge unit consisted of a $50,000 promissory note and 25,000 common stock bridge warrants. The promissory notes bore interest at the rate of 10% per annum and were due upon the earlier of July 26, 1996, or the closing of the Company's secondary public offering (See Note 3). On April 25, 1996 the Company paid $4,268,685 to repay the $4,000,000 principal amount of the promissory notes and accrued interest in the amount of $268,685.

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

3.  STOCKHOLDERS' EQUITY

         PREFERRED STOCK

The Company's certificate of incorporation provides for 5,000,000 shares of preferred stock, $.01 par value that are authorized for future issuance, with rights and preferences to be determined by the Board of Directors.

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

                              TELEPAD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


3.  STOCKHOLDERS' EQUITY (CONTINUED)

In March 1995, the Company issued 54,000 shares of Class A common stock in lieu of cash as compensation for services. The aggregate market value of these shares totaled approximately $332,000 on the dates of issuance and is reflected in these financial statements as a charge against earnings and as additions to common stock and additional paid-in capital. Two transactions were involved. In the first, the Company entered into an agreement with an individual investor under which the investor guaranteed IBM's security interest in the production of 400 completed TelePad 3 computers. The guarantee was backed by a $1.5 million irrevocable letter of credit provided by a commercial bank. As part of the consideration for the investor's guarantee, the Company issued the investor 50,000 shares of the Company's Class A common stock. The Company valued this first transaction at $311,748, which represents the market value of the shares at the date of the transaction. In the second transaction, the Company issued 4,000 shares of the Company's Class A common stock as consideration for financial consulting services provided by an investment banker. The Company valued this second transaction at $20,000, which represents the market value of the shares at the date of the transaction.

At December 31, 1997, the Company had reserved 42,636,765 shares of common stock for issuance upon exercise of stock options and purchase warrants. Shares of unrestricted common stock issued for other than cash have been assigned amounts equivalent to the fair market value of the shares issued. Compensatory stock options issued have been assigned compensation values based upon the excess of the fair value of the common stock underlying such options, at the grant date, over the exercise price of the shares.

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

A total of 250,000 shares of Class A common stock may be purchased under the SPP and 175,000 shares may be available for purchase under the NESOP. At December 31, 1997, no shares had been purchased under the SPP.

                              TELEPAD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


3.  STOCKHOLDERS' EQUITY (CONTINUED)

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

The following table summarizes all option activity for the years ended December 31:

                                           1997                     1996

                                              Weighted-                Weighted-
                                               Average                 Average
                                              Exercise                 Exercise
                                     Shares     Price         Shares     Price
                                   ---------------------------------------------

Outstanding at beginning of year   1,755,516    $3.99       1,245,638    $3.58

Options granted                      369,000    $0.48         956,000    $4.46

Options exercised                    (37,500)   $0.01        (134,005)   $0.35

Options canceled or expired         (174,375)   $5.16        (312,117)   $5.39

                                  ----------               ----------
Outstanding at end of year         1,912,641    $3.28       1,755,516    $3.99
                                  ==========               ==========

Options exercisable at year end      828,389    $3.79         797,458    $2.82

The options outstanding at December 31, 1997 range in price from $.33 per share to $7.88 per share and have a weighted average remaining contractual life of 4.1 years.

The Company applies APB 25 in accounting for its stock option incentive plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1997 and 1996 pro forma net loss as stated above is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1997 and 1996 would have been approximately $7.2 million, or $.62 per share, and $6.7 million and $.68 per share, respectively. The fair value of the options granted during 1997 and 1996 are estimated as $.28 and $1.30 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 122.8% for 1997 and 37.9% for 1996, risk-free interest rate of 5.58% for 1997 and 6.12% for 1996, and expected life of 3 years.

                              TELEPAD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



3.  STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes all Class A, Class B, Class C and Class D warrant activity for the years ended December 31:

                                                     1997               1996
                                                 -----------        -----------

        Outstanding at beginning of year          30,263,568          7,291,730
        Issued                                          --           23,000,000
        Exercised                                     (9,219)           (28,162)
                                                 ===========        ===========
        Outstanding at end of year                30,254,349         30,263,568
                                                 ===========        ===========

All warrants outstanding as of December 31, 1997, are at exercise prices ranging from $3.50 to $6.81 per share.

4.  INCOME TAXES

There was no provision for income taxes for the years ended December 31, 1997 and 1996 as a result of the Company's net loss for the years then ended.

Components of the net deferred tax asset at December 31, are as follows:

                                                       1997            1996
                                                   ------------    ------------

Deferred tax liabilities:
  Depreciation and amortization                    $     29,000    $     37,000

Deferred tax assets:
  Compensation expenses related to options              322,000         322,000
  Net operating loss carryforward                    11,909,000       9,105,000
  Inventory valuation                                   687,000          72,000
  Other                                                  94,000         121,000
                                                   ------------    ------------
Total deferred tax assets                            13,012,000       9,620,000
                                                   ------------    ------------

Net deferred tax assets before valuation allowance   12,983,000       9,583,000
Valuation allowance                                 (12,983,000)     (9,583,000)
                                                   ============    ============
Net deferred tax assets                            $       --      $       --
                                                   ============    ============

                              TELEPAD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



4.  INCOME TAXES (CONTINUED)

The effective income tax rate varied from the federal statutory tax rate for the years ended December 31 as follows:

                                                           1997        1996
                                                       -----------  ---------

   Statutory rate:                                          34.0%       34.0%
   State income taxes - net of federal income tax
       benefit                                               4.0         4.0
    Valuation allowance on net deferred tax benefits       (38.0)      (38.0)
                                                       ==========  ==========
   Tax rate                                                    -%          -%
                                                       ==========  ==========

At December 31, 1997, the Company has available approximately $31,340,000 in net operating loss and tax credit carryforwards which expire at varying dates through 2012. These carryforwards may be significantly limited under the Internal Revenue Code as a result of ownership changes experienced by the Company.

5.  COMMITMENTS

The Company's arrangement with Sanmina provides for ordering product four months in advance of production to accommodate long lead items. At December 31, 1997, the Company had approximately $1,900,000 in outstanding purchase orders issued to Sanmina. Because the specific configurations of the TelePad 3 computer included in this outstanding commitment are nearing the end of a product cycle, the Company reserved $654,000 in 1997 to recognize the loss of value and obsolete parts. The outstanding purchase orders consist primarily of kits of TelePad 3 computers which will be assembled and tested at the Company's facility in Herndon, Virginia.

The Company leases office space in Herndon, Virginia under a noncancelable operating lease which contains a renewal option. Total rent expense was $159,000 and $135,000 for the years ended December 31, 1997 and 1996, respectively. Future minimum lease payments under the non-cancelable operating lease are as follows:

                      1998               $    170,231
                      1999                     86,373
                                         ------------
                     Total               $    256,604
                                         ============

The Company has entered into employment agreements with two of its officers providing base salaries of $150,000 to $250,000. The base salaries are subject to increase upon approval by the Board of Directors.

6.  EMPLOYEE BENEFIT PLAN

During 1994, the Company established a defined contribution retirement plan (the "Plan") covering all employees who have at least six months of service and are 21 years of age or older. Employees may elect to contribute up to 15% of their annual compensation subject to limits detailed in the Internal Revenue Code. Each year the Company may make a discretionary contribution to the Plan. During the years ended December 31, 1997 and 1996, the Company did not make any contributions to the Plan.

                              TELEPAD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



7.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share :

                                                 YEAR ENDED DECEMBER 31,
                                                --------------------------
                                                    1997           1996
                                                -----------    -----------

         Net loss per share                     $(6,557,713)   $(6,089,682)
                                                ===========    ===========

         Weighted average shares:
           Basic net loss per share -
             weighted average shares             11,745,551      9,856,500
           Effect of dilutive securities:
             Stock options                             --             --
             Warrants                                  --             --
           Diluted net loss per share -
                                                ===========    ===========
             adjusted weighted average shares    11,745,551      9,856,500
                                                ===========    ===========

         Basic net loss per share               $     (0.56)   $     (0.62)
                                                ===========    ===========
         Diluted net loss per share             $     (0.56)   $     (0.62)
                                                ===========    ===========


Options to purchase approximately 1.9 million shares and 1.8 million shares of common stock with exercise prices ranging between $.33 and $7.88 per share were outstanding during 1997 and 1996, respectively, but were not included in the computation of diluted net loss per share because the effect would be antidilutive. Warrants to purchase approximately 30.3 million shares of common stock with exercise prices ranging between $3.50 and $6.81 per share were outstanding during 1997 and 1996 but were not included in the computation of diluted net loss per share because the effect would be antidilutive.

8.  MANAGEMENT PLANS

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred cumulative losses to date of approximately $35,466,000, including $6,558,000 for the year ended December 31, 1997. The continued existence of the Company is dependent on the ability of the Company to generate revenues sufficient to cover operating expenses and on obtaining additional financing, the outcome of which cannot be determined at this time. On February 27, 1998, the Company was notified by The Nasdaq Stock Market, Inc. that the market price for Class A common stock does not meet the quantitative maintenance requirements for minimum bid price and the Company is therefore subject to being delisted from the NASDAQ SmallCap Market if this situation is not remedied by May 28, 1998, which time may be extended through the review process. These conditions raise substantial doubt about the Company's ability to raise additional capital.

                              TELEPAD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



8.  MANAGEMENT PLANS (CONTINUED)

On February 24, 1998, the directors of the Company adopted resolutions proposing to recommend to stockholders that stockholders authorize an Amendment to the Company's Certificate of Incorporation to effect a 1 for 10 reverse stock split of the Company's issued shares of common stock (the "Reverse Split"). If the Reverse Split is authorized by stockholders at the annual meeting of stockholders scheduled on May 4, 1998, management expects that the share price of the Company's Class A common stock will trade above the one dollar maintenance price level, however, there can be no assurance as to the approval of the Reverse Split by stockholders or, if the Reverse Split is approved, the effect on the market price of the Class A common stock.

In the event that the Company is unable to generate revenues sufficient to cover operating expenses or obtain additional financing, the Company may be unable to satisfy most of the current liabilities and would be unable to sustain its operations at the current level thereafter. The Company would then be required to radically reduce its operations and may be required to seek protection under the United States Bankruptcy Code. The financial statements do not include any adjustments that might result from this uncertainty.