Form 10QSB
period 1998-03-31
TELEPAD CORP
filed 1998-05-15
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended MARCH 31, 1998.

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

         Yes [X]         No [_]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                              SHARES OUTSTANDING
  CLASS OF COMMON STOCK                       AT MAY 8, 1998
  ---------------------                       --------------

  Class A Common Stock                        12,121,874 shares, $0.01 par value
  Class B Common Stock                        none

Transitional Small Business Disclosure Format (check one):
         Yes [_]        No [X]

                               TELEPAD CORPORATION

                              INDEX TO FORM 10-QSB

                                                                        Page No.
                                                                        --------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

     Balance Sheets - March 31, 1998 (unaudited)
         and December 31, 1997                                                3

     Statements of Operations for the three-month periods
         ended March 31, 1998 (unaudited) and 1997 (unaudited)                4

     Statements of Cash Flows for the three-month periods
         ended March 31, 1998 (unaudited) and 1997 (unaudited)                5

     Notes to Financial Statements                                           6-7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8-9


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  9

SIGNATURES                                                                   10

                               TELEPAD CORPORATION

                                 BALANCE SHEETS

                                                                              MARCH 31,     DECEMBER 31,
                                                                                1998            1997
                                                                            ------------    ------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                              $    724,260    $  1,588,790
     Accounts receivable, less allowance of $95,000
        at March 31, 1998 and $88,000 at December 31, 1997                     1,128,757       1,419,231
     Inventory                                                                 2,288,510       1,174,507
     Advance to Sanmina                                                             --         1,286,284
     Other current assets                                                        207,839         184,133
                                                                            ------------    ------------
Total current assets                                                           4,349,366       5,652,945
Furniture and equipment:
     Office furniture and equipment                                              211,474         203,140
     Computer equipment                                                          685,117         668,378
                                                                            ------------    ------------
                                                                                 896,591         871,518
Less accumulated depreciation                                                   (533,275)       (489,895)
                                                                            ------------    ------------
Net furniture and equipment                                                      363,316         381,623
Investment in Intellibit                                                         200,000         200,000
Deposits and other assets                                                         23,730          23,591
                                                                            ------------    ------------
Total assets                                                                $  4,936,412    $  6,258,159
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                  $  1,831,731    $  2,309,680
     Deferred revenue                                                             13,601          13,601
                                                                            ------------    ------------
Total current liabilities                                                      1,845,332       2,323,281

Commitments

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares
        authorized; none issued                                                     --              --
     Common stock, $.01 par value; 95,000,000 shares authorized:
        Class A common stock, 94,406,937 shares designated,
            12,065,624 and 11,755,624 shares issued and outstanding
            at March 31, 1998 and December 31, 1997, respectively                120,656         117,556
        Class B common stock, 593,063 shares designated,
             no shares issued or outstanding                                        --              --
     Additional paid-in capital                                               39,435,513      39,283,613
     Accumulated deficit                                                     (36,465,089)    (35,466,291)
                                                                            ------------    ------------
Total stockholders' equity                                                     3,091,080       3,934,878
                                                                            ------------    ------------
Total liabilities and stockholders' equity                                  $  4,936,412    $  6,258,159
                                                                            ============    ============

See accompanying notes

                               TELEPAD CORPORATION

                            STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED MARCH 31,
                                                      1998             1997
                                                  ------------     ------------
                                                  (UNAUDITED)      (UNAUDITED)

Revenues:
    TelePad products                              $    457,390     $    489,361
    Service contracts                                  215,771           32,331
                                                  ------------     ------------
Total revenues                                         673,161          521,692

Costs and expenses:
    Cost of goods sold - Telepad products              404,549          435,047
    Cost of goods sold - service contracts             110,138           13,417
    Research and development                           143,248          306,290
    Selling, general and administrative              1,026,518        1,142,275
                                                  ------------     ------------
Total costs and expenses                             1,684,453        1,897,029
                                                  ------------     ------------

Loss from operations                                (1,011,292)      (1,375,337)

Interest income                                         14,082           97,182
Other income (expense)                                  (1,588)            --
                                                  ------------     ------------

Net loss                                          $   (998,798)    $ (1,278,155)
                                                  ============     ============

Net loss per share                                $      (0.08)    $      (0.11)
                                                  ============     ============

Diluted net loss per share                        $      (0.08)    $      (0.11)
                                                  ============     ============

Weighted average shares outstanding                 12,044,513       11,716,982
                                                  ============     ============

See accompanying notes

                               TELEPAD CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                    THREE MONTHS ENDED MARCH 31,
                                                         1998           1997
                                                     -----------    -----------
                                                     (UNAUDITED)    (UNAUDITED)

OPERATING ACTIVITIES
Net loss                                             $  (998,798)   $(1,278,155)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                        45,203         63,254
     Provision for loss on accounts receivable             6,732         (3,558)
     Loss on disposal of property and equipment            2,552           --
     Changes in assets and liabilities:
        Accounts receivable                              283,742        280,977
        Inventory                                     (1,114,003)      (806,459)
        Advance to Sanmina                             1,286,284           --
        Other current assets                             (23,706)       129,417
        Deposits and other assets                           (139)          --
        Accounts payable and accrued expenses           (477,949)      (481,764)
        Deferred revenue                                    --          (13,489)
                                                     -----------    -----------
Net cash used in operating activities                   (990,082)    (2,109,777)

INVESTING ACTIVITIES
Purchase of furniture and equipment                      (29,448)          --
Sales of short-term investments                             --        1,941,121
                                                     -----------    -----------
Net cash (used in) provided by investing activities      (29,448)     1,941,121

FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock          155,000         32,760
                                                     -----------    -----------
Net cash provided by financing activities                155,000         32,760

                                                     -----------    -----------
Net decrease in cash and cash equivalents               (864,530)      (135,896)
Cash and cash equivalents, beginning of period         1,588,790      1,418,770
                                                     -----------    -----------
Cash and cash equivalents, end of period             $   724,260    $ 1,282,874
                                                     ===========    ===========

See accompanying notes

                               TELEPAD CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                  (INFORMATION PERTAINING TO THE PERIODS ENDED
                     MARCH 31, 1998 AND 1997 IS UNAUDITED.)

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements for the year ended December 31, 1997 and footnotes thereto included in the Company's Form 10-KSB.

      Net Loss Per Share

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which established new standards for computing and presenting net income per share information. As required, the Company adopted the provisions of Statement 128 in its 1997 financial statements and has restated net loss per share information for all prior periods. Basic net loss per share was determined by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted net loss per share excludes common equivalent shares, unexercised stock options and warrants as the computation would not be dilutive. A reconciliation of the net loss available for common shareholders and number of shares used in computing basic and diluted net loss per share is as follows:

                                           THREE MONTHS ENDED MARCH 31,
                                               1998            1997
                                           ------------    ------------

Net loss per share                         $   (998,798)   $ (1,278,155)
                                           ============    ============

Weighted average shares:
  Basic net loss per share -
    weighted average shares                  12,044,513      11,716,982
  Effect of dilutive securities:
    Stock options                                  --              --
    Warrants                                       --              --
                                           ============    ============
  Diluted net loss per share -
    adjusted weighted average shares         12,044,513      11,716,982
                                           ============    ============

Basic net loss per share                   $      (0.08)   $      (0.11)
                                           ============    ============
Diluted net loss per share                 $      (0.08)   $      (0.11)
                                           ============    ============


      Options to purchase approximately 2.0 million shares and 1.8 million shares of common stock with exercise prices ranging between $.33 and $7.88 per share were outstanding during the first quarter of 1998 and 1997, respectively, but were not included in the computation of diluted net loss per share because the effect would be antidilutive. Warrants to purchase approximately 30.3 million shares of common stock with exercise prices ranging between $3.50 and $6.81 per share were outstanding during the first quarter of 1998 and 1997, respectively, but were not included in the computation of diluted net loss per share because the effect would be antidilutive.

      Stockholders' Equity

      During the first quarter of 1998, 310,000 shares of Class A common stock were issued to seven officers and directors of the Company who elected to receive shares of common stock in lieu of a portion of their salaries or board fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         For the quarter ended March 31, 1998, TelePad revenues increased 29% to $673,000 from $522,000 recorded in the same quarter in 1997. The change is the net result of relatively equivalent levels of product revenue in each period and an increase in revenue from service contracts.

         The change in product revenue is the net result of fewer unit shipments of TelePad 3 computers and lower prices, but increased shipments of accessories and related products. Service contract revenue increased nearly 7 times the $32,000 generated in the comparison quarter. This revenue relates to consulting work for the telecommunications and health care industries.

         The gross margin in the current quarter increased to 24% from 14% in the comparison quarter primarily as a result of the shift in revenue mix toward service revenue, on which higher gross margins were earned. Cost of products sold during the three months ended March 31, 1998 totaled $405,000 (89% of related revenue) compared to $435,000 (89% of related revenue) in the same period in 1997.

         Research and development ("R&D") expenses for first quarter of 1998 were down 53% from the same quarter in 1997. This reduction in R&D spending reflects a shift from work on developing the 586 microprocessor version of the TelePad 3 and work on developing modules for the TelePad 3 in the prior period to work on designing the next version of the TelePad 3 in the current period.

         Selling, general and administrative expenses for the quarter ended March 31, 1998 decreased $115,000, from the same period in 1997. The decrease in costs was primarily the net result of a general reduction in costs partially offset by an increase in indirect costs related to the increase in services business.

         Interest income in the first quarter of 1998 was $14,000 compared to $97,000 in the same period in 1997. This reflects a reduction in invested cash equivalent balances due primarily to the use of cash in operations.

Liquidity and Capital Resources
-------------------------------

         Net cash used in operating activities was $990,000 in the quarter ended March 31, 1998 as compared to $2,110,000 in the comparable period in 1997. Net cash used in operating activities in both periods was primarily due to the net losses incurred in each respective period. Accounts receivable decreased by $284,000 in the current period based on collections of outstanding receivables. Inventory increased $1,114,000 on a net basis in the current quarter due primarily to the delivery of nearly completed TelePad 3 computer kits from the Company's contract manufacturer Sanmina Corporation ("Sanmina"). The increase in inventory was financed by the $1,286,000 draw down of advances by Sanmina, which advances had been made in 1997 against open purchase orders for inventory.

         "Safe Harbor" Statement under the private Securities Litigation Reform Act of 1995: The statements above which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, demand for the Company's products and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity, and supply constraints or difficulties, the results of financing efforts, possible delisting of securities by Nasdaq, the risk of low-priced stock, and other risks detailed in the Company's Securities and Exchange Commission filings. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable at this time, it can give no assurances that such expectations will prove to have been correct. Actual results could differ materially based on a number of factors including, but not limited to the factors set forth above.

PART II.    OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits - 27.1 Financial Data Schedule

            (b)   Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     TELEPAD CORPORATION



Date: MAY 14, 1998                                     /S/ DONALD W. BARRETT
      ------------                                   ---------------------------
                                                     Donald W. Barrett
                                                     Chairman of the Board and
                                                     Chief Executive Officer



Date: MAY 14, 1998                                     /S/ ROBERT D. RUSSELL
      ------------                                   ---------------------------
                                                     Robert D. Russell
                                                     Vice President, Secretary
                                                     and Treasurer Principal
                                                     Financial and Accounting
                                                     Officer