Form 10QSB
period 1998-06-30
TELEPAD CORP
filed 1998-08-14
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998.
                      -------------
                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                         Commission file number 0-21934
                         ------------------------------

                               TELEPAD CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)


Delaware                                           52-1680936
------------------------------            ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

380 Herndon Parkway, Suite 1900, Herndon, Virginia                  20170
------------------------------------------------------           --------------
(Address of principal executive offices)                         (Zip Code)


Issuer's telephone number, including area code:      (703) 834-9000
                                                     --------------


                            Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 ninety days.

         Yes          X         No
                    ---             ---

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                            Shares Outstanding
       Class of Common Stock                at August 13, 1998
       ---------------------                ------------------

       Class A Common Stock                 13,021,874 shares, $0.01 par value
       Class B Common Stock                 none

Transitional Small Business Disclosure Format (check one):

         Yes                   No         X
                ---                      ---

                       TELEPAD CORPORATION

                      INDEX TO FORM 10-QSB

                                                                        Page No.
                                                                        -------

 Part I.           FINANCIAL INFORMATION

 Item 1.    Financial Statements

      Balance Sheets - June 30, 1998 (unaudited)
          and December 31, 1997                                             3

      Statements of Operations for the three and six month periods
          ended June 30, 1998 (unaudited) and 1997 (unaudited)              4

      Statements of Cash Flows for the six-month periods
          ended June 30, 1998 (unaudited) and 1997 (unaudited)              5

      Notes to Financial Statements                                         6

 Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                  10-13


 Part II.          OTHER INFORMATION

 Item 4     Submission of Matters to a Vote of Securities Holders          13

 Item 6.    Exhibits and Reports on Form 8-K                               13

 SIGNATURES                                                                14

                               TELEPAD CORPORATION


     BALANCE SHEETS

                                                                                           June 30,            December 31,
                                                                                             1998                  1997
                                                                                       ------------------    ------------------
                                                                                         (Unaudited)
      Assets
      Current assets:
           Cash and cash equivalents                                                      $      163,302        $    1,588,790
           Short-term investments                                                                173,475                     -
           Accounts receivable,  less allowance of $108,000 at June 30, 1998 and
              $88,000 at December 31, 1997                                                     1,688,140             1,419,231
          Inventory                                                                            2,478,476             1,174,507
          Advance to Sanmina                                                                           -             1,286,284
          Other current assets                                                                   401,973               184,133
                                                                                       ------------------    ------------------
      Total current assets                                                                     4,905,366             5,652,945
                                                                                       ------------------    ------------------
      Furniture and equipment:
           Office furniture and equipment                                                        237,754               203,140
           Computer equipment                                                                    684,590               668,378
                                                                                       ------------------    ------------------
                                                                                                 922,344               871,518

      Less accumulated depreciation                                                             (581,026)             (489,895)
                                                                                       ------------------    ------------------
      Net furniture and equipment                                                                341,318               381,623
      Investment in affiliates                                                                   533,000               200,000
      Deposits and other assets                                                                   25,231                23,591
      Goodwill, net                                                                            3,062,236                     -
                                                                                       ==================    ==================
      Total assets                                                                        $    8,867,151      $      6,258,159
                                                                                       ==================    ==================

      Liabilities and Stockholders' Equity
      Current liabilities:
           Accounts payable and accrued expenses                                          $    3,071,743      $      2,309,680
           Notes payable                                                                       2,146,308                     -
           Deferred revenue                                                                       13,601                13,601
                                                                                       ------------------    ------------------
      Total current liabilities                                                                5,231,652             2,323,281

      Preferred stock, $.01 par value, 5,000,000 shares authorized:
              Series C 7% cumulative redeemable convertible preferred stock,
                  950,000  shares  designated,  950,000 and no shares issued and outstanding at June 30, 1998 and December 31, 1997, respectively;
                  liquidation preference of $950,000 at June 30, 1998                         1,009,850                      -

      Stockholders' equity
           Common stock, $.01 par value; 95,000,000 shares authorized:
              Class A common stock, 94,406,937 shares designated,
                  12,065,624  and  11,755,624  shares issued and  outstanding at
                  June 30, 1998 and December 31, 1997, respectively                            130,219                 117,556
              Class B common stock,  593,063 shares designated,
                  no shares issued or outstanding at June 30, 1998
                  and December  31,1997, respectively                                                -                       -
           Additional paid-in capital                                                      40,401,213              39,283,613
           Accumulated deficit                                                            (37,905,783)            (35,466,291)
                                                                                    ------------------      ------------------
      Total stockholders' equity                                                             2,625,649               3,934,878
                                                                                    ==================      ==================
      Total liabilities and stockholders' equity                                       $     8,867,151        $      6,258,159
                                                                                    ==================      ==================

      See accompanying notes

                               TELEPAD CORPORATION

                            STATEMENTS OF OPERATIONS




                                                   Three Months Ended June 30,                Six Months Ended June 30,
                                                    1998                 1997                 1998                 1997
                                              ------------------   -----------------    -----------------    -----------------
                                                 (Unaudited)         (Unaudited)          (Unaudited)          (Unaudited)

Revenues:
    Product related                              $    1,532,618       $     956,219         $  1,990,008      $     1,445,580
    Service contracts                                    65,799                   -              281,570               32,331
                                              ------------------   -----------------    -----------------    -----------------
Total revenues                                        1,598,417             956,219            2,271,578            1,477,911

Costs and expenses:
    Cost of goods sold - products                     1,354,973             913,940            1,759,522            1,348,987
    Cost of goods sold - service contracts              116,493                   -              226,631               13,417
    Research and development                            116,464             317,408              259,712              623,699
    Selling, general and administrative               1,438,144           1,132,086            2,464,663            2,274,360
                                              ------------------   -----------------    -----------------    -----------------
Total costs and expenses                              3,026,074           2,363,434            4,710,528            4,260,463
                                              ------------------   -----------------

Loss from operations                                (1,427,657)         (1,407,215)          (2,438,950)          (2,782,552)

Interest income                                           4,400              66,160               18,482              163,342
Interest expense                                       (17,291)                   -             (17,291)                    -
Other expenses                                            (145)             (6,378)              (1,733)              (6,378)
                                              ------------------   -----------------    -----------------    -----------------

Net loss available for common
    stockholders                                 $  (1,440,693)       $ (1,347,433)         $(2,439,492)      $    (2,625,588)
                                              ==================   =================    =================    =================

Net loss per share                               $       (0.12)       $      (0.11)         $     (0.20)      $         (0.22)
                                              ==================   =================    =================    =================

Diluted net loss per share                       $       (0.12)       $      (0.11)         $     (0.20)      $         (0.22)
                                              ==================   =================    =================    =================

Weighted average shares outstanding                  12,440,212          11,753,976         $ 12,242,362           11,735,479
                                              ==================   =================    =================    =================


See accompanying notes

                               TELEPAD CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                                        Six Months Ended June 30,
                                                                                       1998                      1997
                                                                                -------------------       -------------------
                                                                                   (Unaudited)               (Unaudited)
Operating activities
Net loss                                                                         $     (2,439,492)         $     (2,625,588)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                                                        120,218                   127,983
      Accrued interest on notes payable                                                     13,308                         -
      Provision for loss on accounts receivable                                              9,468                     5,989
      Provision for gain/loss on foreign exchange                                          (6,179)                         -
      Provision for loss in inventory value                                                 41,085                         -
      Changes in assets and liabilities net of effects from purchase of L&E:
         Accounts receivable                                                               809,257                 (282,042)
         Inventory                                                                       (633,960)                   124,936
         Advance to Sanmina                                                              1,286,284                         -
         Other current assets                                                            (209,059)                    94,746
         Deposits and other assets                                                           8,643                     4,100
         Accounts payable and accrued expenses                                           (740,872)                 (476,642)
         Deferred revenue                                                                       -                   (13,241)
                                                                                -------------------       -------------------
Net cash used in operating activities                                                  (1,741,299)               (3,039,759)

Investing activities
Purchase of furniture and equipment                                                       (53,996)                  (57,149)
Proceeds from the sale of fixed assets                                                       9,714                         -
Purchases of short-term investments                                                      (173,475)                         -
Sales of short-term investments                                                                  -                 2,907,994
Payment for purchase of L&E, net of cash acquired                                      (3,206,545)                         -
Investment in subsidiary                                                                 (333,000)                         -
                                                                                -------------------       -------------------
Net cash used in investing activities                                                  (3,757,302)                 2,850,845

Financing activities
Proceeds from issuance of common stock                                                   1,130,263                   33,260
Proceeds from issuance of preferred stock                                                1,009,850                        -
Proceeds from notes payable                                                              1,933,000                        -
                                                                                -------------------       -------------------
Net cash provided by financing activities                                                4,073,113                   33,260

                                                                                -------------------       -------------------
Net decrease in cash                                                                   (1,425,488)                 (155,654)
Cash and cash equivalents, beginning of period                                           1,588,790                 1,418,770
                                                                                ===================       ===================
Cash and cash equivalents, end of period                                         $         163,302        $        1,263,116
                                                                                ===================       ===================

Supplemental disclosures of cash flow information
Actual cash payments for interest                                                $           3,983        $                -
                                                                                ===================       ===================

See accompanying notes

                               TELEPAD CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


                  (Information pertaining to the periods ended
                      June 30, 1998 and 1997 is unaudited.)

1.  Organization and Significant Accounting Policies

         Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements for the year ended December 31, 1997 and footnotes thereto included in the Company's Form 10-KSB.

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


                                              Three Months Ended June 30,              Six Months Ended June 30,
                                          ------------------------------------    ------------------------------------
                                               1998                1997                1998                1997
                                          ----------------    ----------------    ----------------    ----------------

Net loss                                     $ (1,440,693)     $ (1,347,433)       $ (2,439,492)        $  (2,625,588)
                                          ================    ================    ================    ================

Weighted average shares:
  Basic net loss per share -
    weighted average shares                    12,440,212          11,753,976          12,242,362          11,735,479
  Effect of dilutive securities:
    Stock options                                       -                   -                   -                   -
  Diluted net loss per share -
                                          ----------------    ----------------    ----------------    ----------------
    adjusted weighted average shares           12,440,212          11,753,976          12,242,362          11,735,479
                                          ================    ================    ================    ================

Basic net loss per share                     $      (0.12)     $        (0.11)     $        (0.20)      $       (0.22)
                                          ================    ================    ================    ================
Diluted net loss per share                   $      (0.12)     $        (0.11)     $        (0.20)      $       (0.22)
                                          ================    ================    ================    ================


                               TELEPAD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         Stockholders' Equity

         During the first quarter of 1998, 310,000 shares of Class A common stock were issued to seven officers and directors of the Company who elected to receive shares of common stock in lieu of a portion of their salaries or board fees.

         On May 27, 1998, the Company, as part of the purchase of L&E, issued 950,000 shares of a new series of preferred stock designated Series C 7%
Cumulative Redeemable Convertible Preferred Stock, having a liquidation preference of $1.00 per share, ("Preferred Shares") and 900,000 shares of Class A common stock. The Preferred Shares are redeemable, at the Company's option, at a redemption price payable in cash equal to the liquidation preference and all accrued but unpaid dividends thereon. Pursuant to the Certificate of Designations by which the Preferred Shares were created, each Preferred Share is convertible into one share of Common Stock, upon approval of such conversion (the "Conversion Proposal") by the holders of a majority of the outstanding Common Stock voted thereon in person or by proxy at an annual or special meeting (the "First Meeting"), or a subsequent annual or special meeting (the "Second Meeting"). TelePad intends to convene the First Meeting, and if necessary the Second Meeting, to seek shareholders approval of the Conversion Proposal, no later than the 210th day following the closing of the L&E purchase transaction on May 27, 1998. If the Conversion Proposal is approved, the 950,000 Preferred Shares will be converted into 950,000 shares of Common Stock (subject to certain anti-dilution adjustments).

         The Company obtained $1,000,000 of the cash consideration paid to the L&E shareholders through a portion of the proceeds realized on May 27, 1998 from the Company's private sale of convertible notes in the aggregate principal amount of $1,500,000 (the "Investor Notes"), to private investors (collectively, the "Investors"). The Company also issued to certain placement agents warrants to purchase 200,000 shares of Common Stock, at an exercise price of $0.98 per share, subject to certain anti-dilution and other adjustment provisions contained therein (the "Warrants"). Each Investor Note bears interest at a rate of 8% per annum, matures on May 27., 1999, and is convertible, in $25,000 increments, at the discretion of the holder into Common Stock from time to time until the principal balance and all unpaid interest on such Investor Note is paid in full (the "Conversion Date") at a specified per share conversion price subject to certain anti-dilution and other adjustments. The Company has issued into escrow 1,500,000 shares of Common Stock reserved for delivery to the Investors in the event of the conversion of the Investor Notes. The issuance of any additional shares (in excess of such 1,500,000 shares) by the Company to the Investors with respect to the conversion of the Investor Notes and the issuance of the Put Notes (if any), or to certain placement agents upon exercise of the Warrants, is subject to prior approval of the Company's shareholders. The conversion price will be $0.98 per share if the conversion occurs within the first 120 days following the Closing, and thereafter if the average closing bid price for the Common Stock on the NASDAQ SmallCap Market, or any other securities exchange or securities market on which the Common Stock is then traded for any five consecutive days is less than $1.31, then the conversion price per share will be the lesser of (i) 75% of the average closing bid price of the Common Stock on the NASDAQ SmallCap Market, or any other securities exchange or securities market on which the Common Stock is then traded, for the five consecutive trading days immediately preceding the Conversion Date, or (ii) $0.98. The Company has granted the Investors, a security interest in all of the Company's assets, other than the L&E Stock, to secure the Investor Notes. The Investors have agreed to subordinate their security interest in the

                               TELEPAD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Company's assets in favor of liens in connection with non-convertible debt financing on reasonable commercial terms by the Company but up to a maximum prior lien of $1,000,000 and provided the Investors have been given seven business days prior notice of such financing.

2.  Acquisition

         On May 27, 1998, the Company, pursuant to a Share Purchase Agreement dated as of May 27, 1998 (the "Purchase Agreement"), acquired from Christine LeMaire and Dean N. Eisenberger (collectively the "L&E Shareholders"), all of the outstanding capital stock of L&E Mobile Computer Mounts, Inc. ("L&E"). The company is accounting for the acquisition as a purchase and is amortizing the excess fair value over a 10 year period. The initial purchase price, subject to additional payments as set forth below, was $3,266,550.

         L&E is a distributor, installer and integrator of vehicle mounted mobile computers, and a distributor and manufacturer of mobile mounting products. At closing, among other things, the Company paid a total of $1,300,000 in cash to the L&E Shareholders ("Cash Consideration") and issued to them a total of (a) 900,000 shares of its Class A Common Stock, par value $.01 per share (the "Common Stock Consideration"), and (b) 950,000 shares, having a liquidation preference of $1.00 per share, of a new series of preferred stock designated Series C 7% Cumulative Redeemable Convertible Preferred Stock ("Preferred Shares"). The Company is obligated to pay an additional sum (the "Additional Consideration") to the L&E Shareholders, within a specified number of days after the earlier of: (i) the third anniversary of the closing under the Purchase Agreement (the "Closing"); (ii) the date on which any event included in the definition of "Acceleration Event" occurs (including specified changes in control of the Company and certain other extraordinary events regarding the Company or L&E); and (iii) at the Company's option, on an earlier date (the "Additional Consideration Payment Date"). The amount of the Additional Consideration will be based on either (a) a formula using a multiple of L&E's average annual "stand-alone" earnings before income taxes, depreciation and amortization (as defined in the Purchase Agreement) from the Closing to the Additional Consideration Payment Date, or (b) at the Company's option, the present value on the Additional Consideration Payment Date, of $20,000,000 discounted from the third anniversary of the Closing, assuming a discount rate of 8.5% per annum. As a condition to the Closing, as a capital contribution, the Company concurrently issued a non-recourse $333,000 note payable to L&E, which bears interest at a rate of 6% per annum, and which matures 60 days following the Closing (the "Note"). The Company is obligated to make additional capital contributions to L&E of $333,000 on May 27, 1999 and $334,000 on May 27, 2000. The Company, L&E and the L&E shareholders have entered into a series of negotiations concerning the possible termination of the Note and amendment of the provisions of the Purchase Agreement relating to additional capital investments in L&E to be made by the Company.

                               TELEPAD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.  Pro Forma Information

         The unaudited pro forma combined condensed statements of operations gives effect to the acquisition of L&E Mobile Computer Mounts, Inc. ("L&E"), completed by TelePad Corporation (the "Company") on May 27, 1998, as if it had occurred at January 1, 1998 and January 1, 1997, respectively.

                                             Six Months Ended June 30,
                                            1998                   1997
                                        ----------------      -----------------
                                          Pro forma             Pro forma

Revenue                                  $   5,115,377          $   2,295,410
Net loss available to
  common shareholders                    $ (2,592,799)          $ (2,692,968)
                                       ================      =================

Basic and diluted loss per share         $     (20.00)          $      (0.21)
                                       ================      =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

         For the quarter ended June 30, 1998, revenues increased 67% to $1,598,000 from $956,000 recorded in the same period in 1997. The increase is primarily the result of revenue from the addition of L&E Mobile Computer Mounts, Inc. ("L&E"), which was acquired in a purchase transaction on May 27, 1998. For the first six months of 1998, revenues increased $794,000, or 54% from $1,478,000 in the same period in 1997. The addition of L&E was partially offset by a decline in shipments of TelePad 3 computers in the first half of 1998 compared to the first half of 1997. The Company has experienced delays in securing orders for TelePad 3 computers. Service revenue increase $250,000 in the first half compared to the first half of 1997 as more service contract work has been performed. However, service revenue in the quarter ended June 30, 1998 was reduced by the reversal of revenue recognized in the first quarter of 1998 based on misrepresentations by an employee of the Company regarding contract work performed.

         Cost of products and services sold during the three months ended June 30, 1998 totaled $1,471,000 (92% of revenue) compared to $914,000 (95% of revenue) in the same period in 1997. For the first six months of 1977, the cost of products and services sold was $1,986,000 (87% of revenue) compared with $1,362,000 (92% of revenue) in the comparison period. The second quarter of 1998 includes a $41,000 charge to cost of goods sold to recognize the loss in value of inventory held for future production. Gross margin percentages in the second quarter of 1998 improved from the same period in 1997 primarily as a result of the addition of L&E, but offset partially by a $51,000 negative gross margin on service contracts resulting from the reversal of service contract revenue. Improving competitive computer technology continues to put downward margin pressure on the TelePad 3 computer sales.

         Research and development ("R&D") expenses for the second quarter of 1998 were $116,000 compared to $317,000 for the same period in 1997. This 63% decrease in R&D spending in the quarter ended June 30, 1998 and the 58% reduction in the first half compared to the prior period reflects a shift from work on developing the 586 microprocessor version of the TelePad 3 and modules for the TelePad 3 in the prior period to a reduced level of work on designing the next version of the TelePad 3 in the current period.

         Selling, general and administrative expenses for the quarter ended June 30, 1998 increased 27%, or $306,000, from the same period in 1997. For the six month period, selling, general and administrative expenses increased $191,000, or 8% from the same period in 1997. The increases in the current quarter and first half compared to the prior periods was primarily the result of the addition of L&E selling, general and administrative expenses and legal and accounting costs associated with the purchase of L&E.

         Interest income in the second quarter of 1998 was $4,000 compared to $66,000 in the comparison period. This reflects a reduced cash balance caused by the use of cash in operations. Interest expense increased $17,000 in the current quarter primarily as a result of the notes payable related to the acquisition of L&E.

Liquidity and Capital Resources
-------------------------------

         Net cash used in operating activities was $1,741,000 in the six-month period ended June 30, 1998 as compared to $3,040,000 in the comparable period in 1997. Net cash used in operating activities in both periods was primarily due to the net losses incurred in each respective period. Accounts receivable decreased by a net amount of $809,000 in the current period based on reduced TelePad 3 computer sales offset partially by an increase in L&E receivables. In the prior period revenue exceeded collections resulting in a $282,000 use of cash. Inventory increased $634,000 on a net basis in the current quarter due primarily to the delivery of nearly completed TelePad 3 computer kits from Sanmina Corporation ("Sanmina"), the Company's contract manufacturer. The increase in inventory due to the addition of computer kits was partially offset by a decrease in L&E's inventory. The increase in inventory was financed by the $1,286,000 draw down of advances by Sanmina, which advances had been made in 1997 against open purchase orders for inventory. Other current assets increased by $209,000 in the six-month period ended June 30, 1998 due primarily to $300,000 in proceeds from a notes payable issued in connection with the purchase of L&E being held in escrow. This portion of the proceeds from the notes payable was held in escrow until the satisfaction of certain requirements specified in the financing agreements.

          In the six-month period ended June 30, 1998, cash used in operating activities was partially funded by the proceeds from the issuance of notes payable issued in connection with the L&E purchase transaction whereas in the prior period cash used in operating activities was primarily funded by a reduction in short-term investments.

         On May 27, 1998, the Company, pursuant to a Share Purchase Agreement dated as of May 27, 1998 (the "Purchase Agreement"), acquired from Christine LeMaire and Dean N. Eisenberger (collectively the "L&E Shareholders"), all of the outstanding capital stock of L&E Mobile Computer Mounts, Inc. ("L&E"). L&E is a distributor, installer and integrator of vehicle mounted mobile computers, and a distributor and manufacturer of mobile mounting products. At closing, among other things, the Company paid a total of $1,300,000 in cash to the L&E Shareholders ("Cash Consideration") and issued to them a total of (a) 900,000 shares of its Class A Common Stock, par value $.01 per share (the "Common Stock Consideration"), and (b) 950,000 shares, having a liquidation preference of $1.00 per share, of a new series of preferred stock designated Series C 7% Cumulative Redeemable Convertible Preferred Stock ("Preferred Shares"). The Company is obligated to pay an additional sum (the "Additional Consideration") to the L&E Shareholders, within a specified number of days after the earlier of:
(i) the third anniversary of the closing under the Purchase Agreement (the "Closing"); (ii) the date on which any event included in the definition of "Acceleration Event" occurs (including specified changes in control of the Company and certain other extraordinary events regarding the Company or L&E); and (iii) at the Company's option, on an earlier date (the "Additional Consideration Payment Date"). The amount of the Additional Consideration will be based on either (a) a formula using a multiple of L&E's average annual "stand-alone" earnings before income taxes, depreciation and amortization (as defined in the Purchase Agreement) from the Closing to the Additional Consideration Payment Date, or (b) at the Company's option, the present value on the Additional Consideration Payment Date, of $20,000,000 discounted from the third anniversary of the Closing, assuming a discount rate of 8.5% per annum. As a condition to the Closing, as a capital contribution, the Company concurrently issued a non-recourse $333,000 note payable to L&E, which bears interest at a rate of 6% per annum, and which matures 60 days following the Closing (the "Note"). The Company is obligated to make additional capital contributions to L&E of $333,000 on May 27, 1999 and $334,000 on May 27, 2000. The Company, L&E
and the L&E shareholders have entered into a series of negotiations concerning the possible termination of the Note and amendment of the provisions of the Purchase Agreement relating to additional capital investments in L&E to be made by the Company.

         The Company obtained $1,000,000 of the Cash Consideration through a portion of the proceeds realized on May 27, 1998 from TelePad's private sale of convertible notes in the aggregate principal amount of $1,500,000 (the "Investor Notes"). The Company also issued to certain placement agents warrants to purchase 200,000 shares of Common Stock, at an exercise price of $0.98 per share, subject to certain anti-dilution and other adjustment provisions contained therein. Each Investor Note bears interest at a rate of 8% per annum, matures on the first anniversary of the issue date, and is convertible, in $25,000 increments, at the discretion of the holder into Common Stock from time to time until the principal balance and all unpaid interest on such Investor
Note is paid in full at a specified per share conversion price subject to certain anti-dilution and other adjustments.

         On February 27, 1998, the Company was notified by The Nasdaq Stock Market, Inc. that the market price for Class A Common Stock does not meet the quantitative maintenance requirements for minimum bid price and the Company is therefore subject to being delisted from the NASDAQ SmallCap Market if this situation is not remedied by May 28, 1998, which time may be extended through the review process. On June 1, 1998 the Company was notified by The Nasdaq Stock Market, Inc. that the market price for Class A Common Stock was again in compliance with closing bid requirement for continued listing on The Nasdaq Stock Market. On July 30, 1998 Company was again notified by The Nasdaq Stock Market, Inc. that the market price for Class A Common Stock does not meet the quantitative maintenance requirements for minimum bid price and the Company is therefore subject to being delisted from the NASDAQ SmallCap Market if this situation is not remedied by October 30, 1998, which time may be extended through the review process.

         The Company's existing capital resources, consisting primarily of cash, short-term investments have been eroded by the continued use of funds in operations. Future operations are heavily dependent upon the TelePad 3 computer being competitive in the market and the Company's ability to sell the existing TelePad 3 inventory, failure of which could have a material adverse effect on the financial condition of the Company. In the event that the Company's internal estimates relating to its anticipated expenditures and funds from operations prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail or eliminate certain expenditures. In any event, the Company anticipates that it may require substantial additional financing at such time. The Company's established banking relationships and line of credit is restricted to use within L&E and is not otherwise available as a source of liquidity. The Company may seek to leverage its working capital requirements through borrowings, collaborative arrangements and strategic alliances, volume discounts for mass purchases of TelePad computers and other products, and additional public offerings. There can be no assurance as to the availability or terms of any required additional financing, when and if needed.

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

Actual results could differ materially based on a number of factors including, but not limited to the facts set forth above.

PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Securities Holders

         The annual meeting of shareholders of the Registrant was held on May 4, 1998 for the purpose of (i) electing a director of the Company to serve as a Class II director of the Company's Board of Directors for a term expiring at the third succeeding annual meeting after election, and until a successor shall be duly elected and qualified, (ii) approving an amendment to the Corporation's Second Restated Certificate of Incorporation to effect a one-for-ten reverse stock split (the "Reverse Split") of the Corporation's issued shares of Common Stock and to provide for the payment of cash in lieu of fractional shares otherwise issuable in connection therewith, and (iii) ratifying the appointment of the Registrant's independent public accountants for the year ending December 31, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition.

         The following director was elected by the following vote:


                                                            Votes
                                                            -----
                                          Class        For          Withheld
                                          -----        ---          --------
            Alan B. Salisbury              II       10,303,837       125,960

              The proposal to approve an amendment to the Corporation's Second Restated Certificate of Incorporation to effect the Reverse Split of the Corporation's issued shares of Common Stock and to provide for the payment of cash in lieu of fractional shares otherwise issuable in connection therewith was approved by the following vote:

                 For            Against         Abstain
                 ---            -------         -------
              9,136,339         939,437         277,211


         The proposal to ratify the appointment of the independent public accountants for the year ending December 31, 1998 was approved by the following vote:

                 For            Against         Abstain
                 ---            -------         -------
            10,353,777          65,645           10,375

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - 27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

         On June 11, 1998, the Company filed a Form 8-K that reported under item 2 the acquisition of L&E Mobile Computer Mounts, Inc. on May 27, 1998.

         On August 10, 1998, the Company filed a Form 8-K/A that updated the information reported under item 2 relating to the acquisition of L&E Mobile Computer Mounts, Inc. on May 27, 1998 and also provided the financial information required by item 7.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TELEPAD CORPORATION



Date:         August 13, 1998               /s/ DONALD W. BARRETT
         ------------------------           -----------------------
                                                Donald W. Barrett
                                                Chairman of the Board and
                                                Chief Executive Officer



Date:         August 13, 1998                /s/ ROBERT D. RUSSELL
         ---------------------------         -----------------------
                                                 Robert D. Russell
                                                 Vice President, Secretary and
                                                 Treasurer Principal Financial
                                                 and Accounting Officer

                                 EXHIBIT INDEX



Exhibit No.                       Description
----------                        ------------


27.1                              Financial Data Schedule