Form 10QSB
period 1998-09-30
TELEPAD CORP
filed 1998-11-16
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998.
                      ------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         Commission file number 0-21934
                         ------------------------------

                               TELEPAD CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                52-1680936
---------------------------------           -------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

380 Herndon Parkway, Suite 1900, Herndon, Virginia           20170
---------------------------------------------------         -------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:      (703) 834-9000

                                 Not Applicable
                       ---------------------------------

Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 ninety days.
         Yes          X         No
                   ------            -----

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                            Shares Outstanding
        Class of Common Stock               at November 10, 1998
        ---------------------               --------------------

        Class A Common Stock                13,021,874 shares, $0.01 par value
        Class B Common Stock                none

Transitional Small Business Disclosure Format (check one):
         Yes                   No       X
              -----                   ----

                               TELEPAD CORPORATION

                              INDEX TO FORM 10-QSB


                                                                                                      Page No.
                                                                                                      -------
         Part I.           FINANCIAL INFORMATION

         Item 1.    Financial Statements

              Balance Sheets - September 30, 1998 (unaudited)
                  and December 31, 1997                                                                  3

              Statements of Operations for the three and nine-month periods
                  ended September 30, 1998 (unaudited) and 1997 (unaudited)                              4

              Statements of Cash Flows for the nine-month periods
                  ended September 30, 1998 (unaudited) and 1997 (unaudited)                              5

              Notes to Financial Statements                                                           7-12

         Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                       13-16

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                          16

         Part II.          OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                                                    16

         SIGNATURES                                                                                     17


                                    TELEPAD
                                  CORPORATION
                                 BALANCE SHEETS

                                                                                          September 30,          December 31,
                                                                                              1998                   1997
                                                                                        ------------------    -------------------
                                                                                           (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                                               $    187,145          $   1,588,790
     Accounts receivable, less allowance of $112,000
        at September 30, 1998 and $88,000 at December 31, 1997                                  1,783,979              1,419,231
     Inventory                                                                                  2,716,675              1,174,507
     Advance to Sanmina                                                                                 -              1,286,284
     Other current assets                                                                          24,853                184,133
                                                                                        ------------------    -------------------
Total current assets                                                                            4,712,652              5,652,945
                                                                                        ------------------    -------------------
Furniture and equipment:
     Office furniture and equipment                                                               201,132                203,140
     Computer equipment                                                                           696,888                668,378
                                                                                        ------------------    -------------------
                                                                                                  898,020                871,518
Less accumulated depreciation                                                                    (600,353)              (489,895)
                                                                                        ------------------    -------------------
Net furniture and equipment                                                                       297,667                381,623
Investment in affiliates                                                                          200,000                200,000
Deposits and other assets                                                                         239,730                 23,591
Goodwill, net                                                                                   2,984,953                      -
                                                                                        ==================    ===================
Total assets                                                                                $   8,435,002          $   6,258,159
                                                                                        ==================    ===================

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                                  $   3,250,812          $   2,309,680
     Notes payable                                                                              1,820,941                      -
     Deferred revenue                                                                                   -                 13,601
                                                                                        ------------------    -------------------
Total current liabilities                                                                       5,071,753              2,323,281

Preferred stock, $.01 par value, 5,000,000 shares authorized:
     Series C 7% cumulative redeemable convertible preferred stock,
        950,000 shares designated,  950,000 and no shares issued and outstanding at September 30, 1998 and December 31, 1997,
        respectively; liquidation preference of $950,000 at September 30, 1998                  1,009,850                      -

Stockholders' equity
     Common stock, $.01 par value; 95,000,000 shares authorized:
        Class A common stock, 94,406,937 shares designated,
            13,021,874 and 11,755,624 shares issued and outstanding
            at September 30, 1998 and December 31, 1997, respectively                             130,219                117,556
        Class B common  stock,  593,063  shares  designated,  no shares issued or outstanding at September 30, 1998
             and December 31,1997, respectively                                                         -                      -

     Additional paid-in capital                                                                40,666,213             39,283,613
     Accumulated deficit                                                                      (38,443,033)           (35,466,291)
                                                                                        ------------------    -------------------
Total stockholders' equity                                                                      2,353,399              3,934,878
                                                                                        ==================    ===================
Total liabilities and stockholders' equity                                                  $   8,435,002          $   6,258,159
                                                                                        ==================    ===================

See accompanying notes

                               TELEPAD CORPORATION

                            STATEMENTS OF OPERATIONS



                                                   Three Months Ended September 30,           Nine Months Ended September 30,
                                                     1998                   1997                 1998                 1997
                                               ------------------    -------------------   -----------------    -----------------
                                                  (Unaudited)           (Unaudited)          (Unaudited)          (Unaudited)

Revenues:
    Product related                                $   2,287,094          $   1,217,234        $  4,277,103         $  2,662,813
    Service contracts                                    304,411                 90,899             585,981              123,230
                                               ------------------    -------------------   -----------------    -----------------
Total revenues                                         2,591,505              1,308,133           4,863,084            2,786,043

Costs and expenses:
    Cost of goods sold - products                      1,623,656              1,226,816           3,383,177            2,575,803
    Cost of goods sold - service contracts               317,161                 62,214             543,792               75,631
    Research and development                              61,593                154,924             321,304              778,622
    Selling, general and administrative                1,037,798              1,132,883           3,502,464            3,407,242
                                               ------------------    -------------------   -----------------    -----------------
Total costs and expenses                               3,040,208              2,576,837           7,750,737            6,837,298
                                               ------------------    -------------------   -----------------    -----------------

Loss from operations                                    (448,703)            (1,268,704)         (2,887,653)          (4,051,255)

Interest income                                            3,371                127,042              21,852              290,384

Interest expense                                         (82,398)                  (214)           (109,226)                (214)

Other income (expense)                                        17                 (7,904)             (1,715)             (14,282)
                                               ------------------    -------------------   -----------------    -----------------

Net loss available for common
    stockholders                                    $   (527,713)          $  (1,149,780)      $ (2,976,742)        $ (3,775,367)
                                               ==================    ===================   =================    =================

Net loss per share                                  $      (0.04)          $       (0.10)      $      (0.24)        $      (0.32)
                                               ==================    ===================   =================    =================

Diluted net loss per share                          $      (0.04)          $       (0.10)      $      (0.24)        $      (0.32)
                                               ==================    ===================   =================    =================

Weighted average shares outstanding                   13,021,874              11,755,624         12,502,200           11,742,194
                                               ==================    ===================   =================    =================

See accompanying notes
                                       4

                               TELEPAD CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                                         Nine Months Ended September 30,
                                                                                         1998                        1997
                                                                                 ---------------------       ---------------------
                                                                                     (Unaudited)                 (Unaudited)


Operating activities
Net loss                                                                               $   (2,976,742)             $   (3,775,367)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                                                           303,950                     196,675
      Accrued interest on notes payable                                                        55,941                           -
      Provision for loss on accounts receivable                                                13,757                      18,924
      Provision for gain/loss on foreign exchange                                              (6,196)                          -
      Provision for loss in inventory value                                                    41,085                           -
      Changes in assets and liabilities net of effects from purchase of L&E:
         Restricted cash                                                                            -                   1,652,784
         Accounts receivable                                                                  709,145                  (1,443,688)
         Inventory                                                                           (872,160)                  1,222,781
         Advance to Sanmina                                                                 1,286,284                           -
         Other current assets                                                                 168,061                  (1,418,869)
         Deposits and other assets                                                              8,643                    (195,900)
         Accounts payable and accrued expenses                                               (561,800)                   (337,172)
         Deferred revenue                                                                     (13,601)                    (20,442)
                                                                                 ---------------------       ---------------------
Net cash used in operating activities                                                      (1,843,633)                 (4,100,274)

Investing activities
Purchase of furniture and equipment                                                           (66,294)                    (78,516)
Proceeds from the sale of fixed assets                                                          9,714                           -
Investment in Intellibit Corporation                                                                -                    (200,000)
Sales of short-term investments                                                                     -                   4,078,679
Payment for purchase of L&E, net of cash acquired                                          (1,239,995)                          -
                                                                                 ---------------------       ---------------------
Net cash provided by (used in) investing activities                                        (1,296,575)                  3,800,163

Financing activities
Proceeds from issuance of common stock                                                        173,563                      33,260
Proceeds from notes payable                                                                 1,565,000                           -
                                                                                 ---------------------       ---------------------
Net cash provided by financing activities                                                   1,738,563                      33,260
                                                                                 ---------------------       ---------------------
Net decrease in cash                                                                       (1,401,645)                   (266,851)
Cash and cash equivalents, beginning of period                                              1,588,790                   1,418,770
                                                                                 =====================       =====================
Cash and cash equivalents, end of period                                                 $    187,145               $   1,151,919
                                                                                 =====================       =====================

See accompanying notes

                               TELEPAD CORPORATION

                      STATEMENTS OF CASH FLOWS (Continued)


                                                                                          Nine Months Ended September 30,
                                                                                         1998                        1997
                                                                                 ---------------------       ---------------------
                                                                                     (Unaudited)                 (Unaudited)


Supplemental Disclosures of Cash Flow Information
Actual cash payments for interest                                                        $         -                    $     214
                                                                                 =====================       =====================

Supplemental  Schedule of Noncash Investing and Financing Activities
The Company purchased  all of the capital  stock of L&E Mobile  Computer
Mounts, Inc. for $3,266,550. In connection with the acquisition, common and preferred stock was issued as follows:

      Fair value of assets acquired                                                      $  3,266,550                   $       -
      Cash paid for capital stock                                                          (1,300,000)                          -
                                                                                 ---------------------       ---------------------
         Common and preferred stock issued                                               $  1,966,550                   $       -
                                                                                 =====================       =====================
      Issuance of common stock                                                           $    956,700                   $       -
      Issuance of preferred stock                                                           1,009,850                           -
                                                                                 ---------------------       ---------------------
         Common and preferred stock issued                                               $  1,966,550                   $       -
                                                                                 =====================       =====================

See accompanying notes

                               TELEPAD CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                  (Information pertaining to the periods ended
                    September 30, 1998 and 1997 is unaudited.)

1.  Organization and Significant Accounting Policies

         Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The acquisition of L&E Mobile Computer Mounts, Inc. ("L&E") on May 27, 1998 has been accounted for as a purchase. The financial statements include the results of operations of L&E since the acquisition date and all inter-company transactions with L&E have been eliminated through consolidation. Of the purchase price of $3,267,000, $178,000 was allocated to L&E's net assets and remainder was allocated to goodwill, which is being amortized on a straight-line basis over 10 years. At September 30, 1998, the accumulated amortization of goodwill was $106,000. In the event that additional consideration is paid to the L&E shareholders, per the terms of the Purchase Agreement, such additional consideration will be capitalized as additional purchase price. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements for the year ended December 31, 1997 and footnotes thereto included in the Company's Form 10-KSB.

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

                                           Three Months Ended September 30,            Nine Months Ended September
                                                                                                   30,
                                           ----------------------------------      ------------------------------------
                                               1998               1997                  1998                1997
                                           --------------    ----------------      ----------------    ----------------

Net loss per share                            $ (527,713)       $ (1,149,780)         $ (2,976,742)       $ (3,775,367)
                                           ==============    ================      ================    ================
Weighted average shares:
  Basic net loss per share -
    weighted average shares                   13,021,874          11,755,624            12,502,200          11,742,194
  Effect of dilutive securities:
    Stock options                                      -                   -                     -                   -
  Diluted net loss per share -
                                           --------------    ----------------      ----------------    ----------------
    adjusted weighted average shares          13,021,874          11,755,624            12,502,200          11,742,194
                                           ==============    ================      ================    ================
Basic net loss per share                      $    (0.04)         $    (0.10)           $    (0.24)         $    (0.32)
                                           ==============    ================      ================    ================
Diluted net loss per share                    $    (0.04)         $    (0.10)           $    (0.24)         $    (0.32)
                                           ==============    ================      ================    ================

                              TELEPAD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         Stockholders' Equity

         During the first quarter of 1998, 310,000 shares of Class A common stock were issued to seven officers and directors of the Company who elected to receive shares of common stock in lieu of a portion of their 1998 salaries or board fees in the aggregate amount of $155,000. The shares were valued at $.50 per share, which was the closing price on the date of issuance. The cost was deferred and is being amortized over the period of performance of services in 1998.

         On May 27, 1998, the Company, as part of the purchase of L&E, issued 950,000 shares of a new series of preferred stock designated Series C 7%
Cumulative Redeemable Convertible Preferred Stock, having a liquidation preference of $1.00 per share, ("Preferred Shares") and 900,000 shares of Class A common stock. The Preferred Shares are redeemable, at the Company's option, at a redemption price payable in cash equal to the liquidation preference and all accrued but unpaid dividends thereon. Pursuant to the Certificate of Designations by which the Preferred Shares were created, each Preferred Share is convertible into one share of Common Stock, upon approval of such conversion (the "Conversion Proposal") by the holders of a majority of the outstanding Common Stock voted thereon in person or by proxy at an annual or special meeting (the "First Meeting"), or a subsequent annual or special meeting (the "Second Meeting"). The Company is required to convene the First Meeting, and if necessary the Second Meeting, to seek shareholders approval of the Conversion Proposal, no later than the 210th day following the closing of the L&E purchase transaction on May 27, 1998. The Company believes that such First Meeting will not be able to be conveved on or before the time required, but intends to convene such meeting as soon as possible. The Company intends to seek an extension of such time from the L&E Shareholders, but if unsucessful, will be in violation of its obligations under the Pledge Agreements regarding such special meeting (see Note 2. Acquisition). If the Conversion Proposal is approved, the 950,000 Preferred Shares will be converted into 950,000 shares of Common Stock (subject to certain anti-dilution adjustments).

         On September 10, 1998, the Company entered into a consulting contract with Milan Capital Group, Inc. to provide investor relations services to the Company. In addition to cash payments required under this agreement, the Company agreed to issue 450,000 fully vested warrants, which do not contain any penalties for non-performance, to purchase 450,000 shares of Common Stock, at exercise prices ranging from $0.781 per share to $3.00 per share, with a weighted average exercise price of $1.868 per share. The fair value of these warrants, which was capitalized and is being amortized over the period in which the consulting services are performed, is estimated as $141,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 106%, risk-free interest rate of 4.25%, and expected life of 2 years.

2.  Acquisition

         On May 27, 1998, the Company pursuant to a Share Purchase Agreement dated as of May 27, 1998 (the "Purchase Agreement"), acquired from Christine LeMaire and Dean N. Eisenberger (collectively the "L&E Shareholders"), all of the outstanding capital stock of L&E Mobile Computer Mounts, Inc. ("L&E"). L&E is a distributor, installer and integrator of vehicle mounted mobile computers, and a distributor and manufacturer of mobile mounting products. At closing, among other things, the Company paid a total of $1,300,000 in cash to the L&E Shareholders ("Cash Consideration") and issued to them a total of (a) 900,000 shares of its Class A Common Stock, par value $.01 per share (the "Common Stock Consideration"), and (b) 950,000 shares, having a liquidation preference of $1.00 per share, of a new series of preferred stock designated Series C 7% Cumulative Redeemable Convertible Preferred Stock ("Preferred Shares"). The Company is obligated to pay an additional sum (the "Additional Consideration") to the L&E Shareholders, within a specified number of days after the earlier of:
(i) the third anniversary of the closing under the Purchase Agreement (the "Closing"); (ii) the date on which any event included in the definition of "Acceleration Event" occurs (including specified changes in control of the Company and certain other extraordinary events regarding the Company or L&E); and (iii) at the Company's option, on an earlier date (the "Additional Consideration Payment Date"). The amount of the Additional Consideration will be based on either (a) a formula using a multiple of L&E's average annual "stand-alone" earnings before interest, taxes, depreciation and amortization and certain other expenses (as described in the Purchase Agreement) from the Closing to the Additional Consideration Payment Date, or (b) at the

                              TELEPAD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Company's option, the present value on the Additional Consideration Payment Date, of $20,000,000 discounted from the third anniversary of the Closing, assuming a discount rate of 8.5% per annum. As a condition to the Closing, as a capital contribution, the Company concurrently issued a non-recourse $333,000 note payable to L&E, initially bearing interest at a rate of 6% per annum through maturity, which was July 27, 1998, and thereafter at the lesser of (i) the rate of 12 percent (12%) per annum or (ii) the highest interest rate permitted by applicable law (the "Note"). The Company, L&E and the L&E Shareholders have entered into a series of negotiations concerning the possible termination of the Note and amendment of the provisions of the Purchase Agreement relating to additional capital investments in L&E to be made by the Company. There is no assurance that the above-mentioned negotiations will result in an agreement to amend the Purchase Agreement. If no such agreement of amendment is reached, the Company would intend to repay the Note.

         Pursuant to the Certificate of Designations by which the Preferred Shares were created, each Preferred Share is convertible into one share of Common Stock, upon approval of such conversion (the "Conversion Proposal") by the holders of a majority of the outstanding Common Stock voted thereon in person or by proxy at an annual or special meeting (the "First Meeting"), or a subsequent annual or special meeting (the "Second Meeting"). The Company is required to convene the First Meeting, and if necessary the Second Meeting, to seek shareholders approval of the Conversion Proposal, no later than the 210th day following the Closing. The Company believes that such First Meeting will not be able to be conveved on or before the time required, but intends to convene such meeting as soon as possible. The Company intends to seek an extension of such time from the L&E Shareholders, but if unsucessful, will be in violation of its obligations under the Pledge Agreements regarding such special meeting. If the Conversion Proposal is approved, the 950,000 Preferred Shares will be converted into 950,000 shares of Common Stock (subject to certain anti-dilution adjustments).

         Subject to The Company's right to redeem or purchase such shares, failure of the Preferred Shares to convert into Common Stock on or prior to the 210th day following the Closing would constitute an event of default under the pledge agreements between the Company and the L&E Shareholders as discussed below (the "Pledge Agreements"), and, as a result, the L&E Shareholders would have a right to foreclose upon the L&E capital stock acquired by the Company from the L&E Shareholders (the "L&E Stock") commencing on the 271st day following the Closing. The L&E Shareholders and the Investors (defined below) have agreed to vote all Common Stock held by such persons in favor of the Conversion Proposal.

         Dividends, payable annually in cash will begin to accrue on the Preferred Shares commencing on the earlier of January 1, 2000 and the date on which the Second Meeting is held if at such meeting shareholder approval of the Conversion Proposal is not obtained. At any time before, on or after the dividend commencement date, the Company may at its option redeem, in whole or in part, the Preferred Shares at a redemption price equal to their liquidation preference plus, if the redemption date occurs after the dividend commencement date, accrued and unpaid dividends thereon to the redemption date.

         The Common Stock Consideration and the Preferred Shares are subject to certain purchase and sale obligations pursuant to the Purchase Agreement. Specifically, commencing 90 days following the Closing, each L&E Shareholder shall have the right to cause the Company to purchase any part, or all, of the Common Stock Consideration and the Preferred Shares (including all Common Stock into which such shares may be converted), at a purchase price of $0.38 per share (the "Put Rights"). The earliest date on which the Put Rights shall terminate is the 300th day from the Closing, and the latest date is the first anniversary of the Closing. However, if the Common Stock comprising the Common Stock Consideration and, if the Conversion Proposal is approved, Common Stock issued upon conversion of the Preferred Shares are subject to a registration statement effective under the Securities Act of 1933 as amended (the "Securities Act"), the Put Right shall terminate on the later to occur of the 300th day after the Closing and the date such registration statement first becomes effective. If the Company fails to file such a registration statement on or before the 210th day following the Closing an event of default will occur under the Pledge Agreements, entitling the L&E Shareholders to foreclose upon the L&E Stock as discussed above.

         In addition to its rights to redeem the Preferred Shares under the Certificate of Designations, the Company has certain repurchase rights under the Purchase Agreement (the "Call Rights"). The Call Rights

                              TELEPAD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


entitle the Company, from time to time, following notice to the L&E Shareholders or either L&E Shareholder, (a) commencing on the Closing Date, and expiring on the 210th day following the Closing, to repurchase up to 450,000 Preferred Shares (or Common Stock if such L&E Shareholder or L&E Shareholders, as the case may be, no longer owns any Preferred Shares) at a purchase price of $0.50 per share; and (b) if the Conversion Proposal is not approved on or prior to the 210th day following the Closing, commencing on such 210th day, and expiring 60 days thereafter, to repurchase up to an additional 500,000 Preferred Shares at a purchase price of $1.00 per share.

         The L&E Shareholders will continue to comprise the senior management of L&E pursuant to employment agreements with L&E executed at the Closing. Pursuant to the Purchase Agreement, until the Additional Consideration is paid, (a) the L&E Shareholders will have the right to nominate three of the five L&E directors, which three nominees the Company is obligated to elect, and (b) the Company's board of directors is obligated to appoint one of the L&E Shareholders to the existing vacant seat on the Company's board of directors, and to nominate such person as a director.

         Until the Additional Consideration has been paid, no dividend or distribution in respect of the L&E Stock shall be paid or made to the Company, except L&E is obligated to pay a dividend at the end of each fiscal quarter, in respect of the L&E Stock in an aggregate amount equal to the Estimated Tax Payment. Estimated Tax Payment means (a) 25% of L&E's estimated "stand alone" tax liability for the then current tax year, less (b) with respect to the initial tax year in which a change in L&E's method of accounting from "cash basis" to "accrual basis" occurs, the increase in L&E's estimated "stand alone" tax liability, if any, incurred solely as a result of such change in accounting method, to the fullest extent that funds are legally available for declaration of such dividends.

         Pursuant to separate Pledge Agreements, the Company granted security interests in the L&E Stock to L&E and the L&E Shareholders to secure the
Company's obligations (a) to pay the Note; (b) to pay the Additional Consideration; (c) to pay the above-discussed additional capital contributions to L&E; (d) to register the Common Stock of the L&E Shareholders under the Securities Act; (e) to satisfy the Put Rights, and (f) to nominate as a Company director a designee of the L&E Shareholders ("Secured Obligations"). The Company's liability in respect of the Secured Obligations is limited to the right of each L&E Shareholder to foreclose upon the L&E Stock which such L&E Shareholder sold to the Company pursuant to the Purchase Agreement. However, as a condition to each L&E Shareholder's right to foreclose upon L&E Stock prior to the first anniversary of the Closing, he or she must transfer to the Company 475,000 Preferred Shares; provided, however, if such L&E Shareholder owns fewer than 475,000 Preferred Shares, including as a result of the exercise of Put or Call Rights or redemption rights, then any shortfall shall be satisfied by such L&E Shareholder by transferring an equal number of shares of Common Stock.

         Under the Purchase Agreement, regardless of whether a default under the Pledge Agreements has occurred, the Company is entitled at any time to assign and transfer 50% of the L&E Stock to one L&E Shareholder and the 50% balance of the L&E Stock to the other L&E Shareholder, in complete satisfaction of all of the Secured Obligations and in such event the Company shall not have any personal or direct obligation or liability for payment, satisfaction or otherwise in respect of the Secured Obligations. Also, the Company does not have any personal or direct obligation or liability in respect of the Secured Obligations except in respect of foreclosure against the L&E Stock as provided in the Pledge Agreements.

         The Company obtained $1,000,000 of the Cash Consideration through a portion of the proceeds realized on May 27, 1998 from the Company's private sale of convertible notes in the aggregate principal amount of $1,500,000 (the "Investor Notes"), to the following private investors: Ellis Enterprises LTD, Beeston Investments LTD, The Hewlett Fund, Inc., Investcor LLC, Austrot Anstalt Schaan, Balmore Funds S.A., and The Gross Foundation, Inc. (collectively, the "Investors"). The Company also issued to certain placement agents warrants to purchase 200,000 shares of Common Stock, at an exercise price of $0.98 per share, subject to certain anti-dilution and other adjustment provisions contained therein (the "Warrants"). The fair value of the Warrants,

                              TELEPAD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


which was capitalized and is being amortized on a straight-line basis over the life of the note, is estimated as $124,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 106%, risk-free interest rate of 4.25%, and expected life of 2 years. The exercise price was determined through arms-length negotiation between the parties. Each Investor Note bears interest at a rate of 8% per annum, matures on the first anniversary of the Closing, and is convertible, in $25,000 increments, at the discretion of the holder into Common Stock from time to time until the principal balance and all unpaid interest on such Investor Note is paid in full (the "Conversion Date") at a specified per share conversion price subject to certain anti-dilution and other adjustments. The Company has issued into escrow 1,500,000 shares of Common Stock reserved for delivery to the Investors in the event of the conversion of the Investor Notes. The issuance of any additional shares (in excess of such 1,500,000 shares) by the Company to the Investors with respect to the conversion of the Investor Notes and the issuance of the Put Notes (if any), or to certain placement agents upon exercise of the Warrants, is subject to prior approval of the Company's shareholders. The conversion price will be $0.98 per share if the conversion occurs within the first 120 days following the Closing, and thereafter if the average closing bid price for the Common Stock on the NASDAQ SmallCap Market, or any other securities exchange or securities market on which the Common Stock is then traded for any five consecutive days is less than $1.31, then the conversion price per share will be the lesser of (i) 75% of the average closing bid price of the Common Stock on the NASDAQ SmallCap Market, or any other securities exchange or securities market on which the Common Stock is then traded, for the five consecutive trading days immediately preceding the Conversion Date, or (ii) $0.98. The Company has granted the Investors, a security interest in all of the Company's assets, other than the L&E Stock, to secure the Investor Notes. The Investors have subordinated their security interest in the Company's assets in favor of liens in connection with non-convertible debt financing by the Company, but up to a maximum prior lien of $1,000,000.

         Pursuant to its obligations under the subscription agreement by which the Investors purchased the Investor Notes (the "Subscription Agreement"), the Company filed with the Securities and Exchange Commission ("SEC") Registration Statement (No. 333-57795) on Form S-3 (the "Registration Statement") covering all of the Common Stock issuable upon exercise of the Warrants, and 20,000 shares of Common Stock for each $10,000 of aggregate principal amount of the Investor Notes (the "Investor Shares"), and the Common Stock issuable upon conversion of the Put Notes (described below). Such Registration Statement became effective on July 10 1998, resulting in $300,000 of the $1,500,000 purchase price of the Investor Notes being released to the Company, which funds had been held in escrow pursuant to agreement between the Company and the Investors.

          Pursuant to the Subscription Agreement, if certain conditions precedent had been satisfied, as described below, the Investors would have been obligated to purchase from the Company convertible notes (the "Put Notes") in the aggregate principal amount of $1,000,000, if the Company had exercised such right during the 45-day period commencing 30 days after the effective date of a registration statement covering the Investor Shares ("Put Period"). The Investors' obligation to purchase the Put Notes was contingent on, among other things, the timely obtainment of the exemption from NASDAQ's corporate governance rules or the approval of its shareholders of the issuance of the Investor Shares upon conversion of the Investor Notes, the Put Notes, and exercise of the Warrants. The Company did not satisfy this condition precedent and the Investors are no longer obligated to purchase the Put Notes.

         Upon the occurrence of certain events ("Investor Acceleration Events"),
(i) the interest rate under the Investor Notes is subject to increase from 8% per annum to 16% per annum, and (ii) all sums of principal and interest then remaining unpaid under the Investor Notes and all other amounts payable thereunder, shall be immediately due and payable, at the holders option, all without demand, presentment or notice, or grace period. Investor Acceleration Events include, among other things, the failure of the Company to obtain, within 60 days of Closing, the approval of its shareholders required pursuant to NASDAQ's corporate governance rules to allow conversion of the Investor Notes and exercise of all the Warrants and conversion of the Put Notes, but only to the extent of the Investor Notes that may not be converted due to the Company's failure to obtain such shareholder approval. As of the 170th day following Closing, the Company has not obtained such shareholder approval. The

                              TELEPAD CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Investors have indicated to the Company their intention to convert a portion of the Investor Notes (no Put Notes have been issued as of such date).

3.  Pro Forma Information

         The unaudited pro forma combined condensed statements of operations gives effect to the acquisition of L&E Mobile Computer Mounts, Inc. ("L&E"), completed by the Company on May 27, 1998, as if it had occurred at January 1, 1998 and January 1, 1997, respectively.

                                            Nine Months Ended September 30,
                                              1998                  1997
                                         -----------------     -----------------
                                           Pro forma             Pro forma

Revenue                                      $ 7,705,599           $ 4,754,898
Net loss available to
  common shareholders                        $(3,162,178)          $(3,677,886)
                                        =================     =================

Basic and diluted loss per share             $     (0.24)          $     (0.29)
                                        =================     =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

         For the quarter ended September 30, 1998, total revenues increased 98% to $2,592,000 from $1,308,000 recorded in the same period in 1997. The revenue increase is the net result of $2,063,000 in revenue from the addition of L&E
Mobile Computer Mounts, Inc. ("L&E"), which was acquired in a purchase transaction on May 27, 1998, and a $779,000 decrease in revenue from the sale of TelePad products and services. Product revenue contributed by L&E was $2,004,000 while TelePad product revenue declined by $934,000. The Company continues to experience delays in securing significant orders for TelePad 3 computers. L&E contributed $59,000 in service revenue and TelePad service revenue increased by $154,000 (169%) in the quarter. For the first nine months of 1998, total revenues increased $2,077,000, or 75%, from $2,786,000 in the same period in 1997. L&E added combined product and service revenue of $3,408,000, but this was partially offset by a $1,331,000 decline in TelePad revenue due primarily to a reduced number of shipments of TelePad 3 computers in the first nine months of 1998 compared to the nine months of 1997. Service revenue increased 376% in the first nine months compared to the same period in 1997 due to the addition of $65,000 in L&E service revenue and an increase of $398,000 in TelePad service revenue due to an increase in awards of service contract work.

         Cost of products and services sold during the three months ended September 30, 1998 totaled $1,941,000 (75% of revenue) compared to $1,289,000 (99% of revenue) in the same period in 1997. L&E's cost of products was
$1,365,000 and the cost of services was $69,000 in this period. For the first nine months of 1998, the cost of products and services sold was $3,927,000 (81% of revenue) compared with $2,651,000 (95% of revenue) in the comparison period. For the nine month period, L&E's cost of products was $2,432,000 and the cost of services was $96,000. The second quarter of 1998 includes a $41,000 charge to cost of goods sold to recognize the loss in value of inventory held for future production. Gross margin percentages in the third quarter of 1998 improved from the same period in 1997 primarily as a result of the addition of L&E, but they were offset partially by a $13,000 negative gross margin on service contracts resulting primarily from the reversal of service contract revenue in the second quarter of 1998. Improving competitive computer technology continues to put downward margin pressure on the TelePad 3 computer sales.

         Research and development ("R&D") expenses for the third quarter of 1998 were $62,000 compared to $155,000 for the same period in 1997. This 60% decrease in R&D spending in the quarter ended September 30, 1998 and a 59% reduction in the first nine months compared to the prior period reflects a shift from work on developing the 586 microprocessor version of the TelePad 3 and modules for the TelePad 3 in the prior period to a reduced level of work on designing the next version of the TelePad 3 in the current period.

         Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 1998 decreased $95,000 (8%) from the same period in 1997. This was the net result of the addition of $238,000 in L&E SG&A expenses, a $410,000 decrease in TelePad SG&A expenses, and the addition of amortization of goodwill related to the acquisition of L&E of $77,000. For the nine month period, SG&A expenses increased $95,000, or 3% from the same period in 1997. This increase was primarily the net result of a $337,000 (10%) reduction in TelePad SG&A expenses, the addition of $326,000 in L&E selling, general and administrative expenses, and the addition of $106,000 in amortization of goodwill related to the acquisition of L&E.

         Interest income in the third quarter of 1998 was $3,000 compared to $127,000 in the comparison period. This reflects a reduced invested cash-equivalents caused by the use of cash in operations. For the nine month period, interest income was $22,000 compared to $290,000 in the comparison period also reflecting reduced invested cash-equivalents caused by the use of cash in operations. Interest expense increased $82,000 in the current quarter and $109,000 in the nine month period, primarily as a result of the notes payable related to the acquisition of L&E.

         The Company is monitoring and considering possible implications of the year 2000 problem, but to date has not encountered any issues that would have a material adverse effect on the operations or financial condition of the Company. The Company's current product the TelePad 3 is not presently year 2000 compliant in that the TelePad 3 computer's date does not automatically roll over to the correct date in the year 2000. However, it is possible to manually reset to the correct date. The Company is in discussions with the software vendor that provided the software which provides the date function and based upon these discussions believes that the necessary modification is feasible and that the cost to modify the code will not be material. There can be no assurance that the Company will be able to implement the necessary changes in an efficient and timely manner or that such changes will be effective in automatically rolling over the date to the correct date in the year 2000.

Liquidity and Capital Resources
-------------------------------

         At September 30, 1998, the Company's cash and cash equivalents was $187,000, a $1,402,000 decrease from the prior year-end balances. Net cash used in operating activities was $1,844,000 in the nine-month period ended September 30, 1998 as compared to $4,100,000 in the comparable period in 1997. Net cash used in operating activities in both periods was primarily due to the net losses incurred in each respective period. Accounts receivable decreased by a net amount of $709,000 in the current period based on reduced TelePad 3 computer sales offset partially by an increase in L&E receivables. In the prior period revenue exceeded collections resulting in a $1,444,000 use of cash. Inventory increased $872,000 on a net basis in the current quarter due primarily to the delivery of nearly completed TelePad 3 computer kits from Sanmina Corporation ("Sanmina"), the Company's contract manufacturer. The increase in inventory due to the addition of computer kits was partially offset by an $82,000 decrease in L&E's inventory. The increase in inventory was partially financed by a $1,286,000 draw down of advances by Sanmina, which advances had been made in 1997 against open purchase orders for inventory. Accounts payable and accrued expenses decreased by $562,000 in the nine-month period ended September 30, 1998 due primarily to a $474,000 reduction in L&E accounts payable.

          In the nine-month period ended September 30, 1998, cash used in operating activities was partially funded by the proceeds from the issuance of notes payable issued in connection with the L&E purchase transaction whereas in the prior period cash used in operating activities was primarily funded by a reduction in short-term investments.

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

         Upon the occurrence of certain events ("Investor Acceleration Events"),
(i) the interest rate under the Investor Notes is subject to increase from 8% per annum to 16% per annum, and (ii) all sums of principal and interest then remaining unpaid under the Investor Notes and all other amounts payable thereunder, shall be immediately due and payable, at the holders option, all without demand, presentment or notice, or grace period. Investor Acceleration Events include, among other things, the failure of the Company to obtain, within 60 days of Closing, the approval of its shareholders required pursuant to NASDAQ's corporate governance rules to allow conversion of the Investor Notes and exercise of all the Warrants and conversion of the Put Notes, but only to the extent of the Investor Notes that may not be converted due to the Company's failure to obtain such shareholder approval. As of the 170th day following Closing, the Company has not obtained such shareholder approval. The Investors have indicated to the Company their intention to convert a portion of the Investor Notes (no Put Notes have been issued as of such date).

         On February 27, 1998, the Company was notified by The Nasdaq Stock Market, Inc. ("Nasdaq") that the market price for Class A Common Stock ("Common Stock") does not meet the quantitative maintenance requirements for minimum bid price and the Company is therefore subject to being delisted from the Nasdaq SmallCap Market if this situation is not remedied by May 28, 1998, which time may be extended through the review process. On June 1, 1998 the Company was notified by Nasdaq that the market price for Common Stock was again in compliance with closing bid requirement for continued listing on The Nasdaq Stock Market. On July 30, 1998 Company was again notified by Nasdaq that the market price for Common Stock does not meet the quantitative maintenance requirements for minimum bid price and the Company is therefore subject to being delisted from the Nasdaq SmallCap Market if this situation is not remedied by October 30, 1998, which time may be extended through the review process. On October 30, 1998, the Company requested a hearing on this matter.

         On September 1, 1998, the Company was notified by Nasdaq that, based upon a review of the Company's public filings and market data, the Company fails to meet any one of the three quantitative requirements for continued listing of the Common Stock Nasdaq SmallCap Market (the "Quantitative Requirements"), which include (a) net tangible assets of $2 million, (b) market capitalization of $35 million, or (c) net income of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years. The Company must satisfy al least one of the three Quantitative Requirements, in addition to satisfying the Minimum Share Price Requirement, to avoid delisting. The Company has submitted a proposal to Nasdaq, which requires additional financing to implement, and which the Company believes will enable it to satisfy at least one of the Quantitative Requirements, although there is no assurance that such plan will be successful or acceptable to Nasdaq or that the required additional financing which is necessary to implement the proposal will be available at all or on terms that are acceptable to the Company.

         The Company's existing capital resources, consisting primarily of cash, short-term investments have continued to be eroded by the continued use of funds in operations. Future operations are heavily dependent upon the TelePad 3 computer being competitive in the market and the Company's ability to sell the existing

TelePad 3 inventory, failure of which could have a material adverse effect on the financial condition of the Company. In the event that the Company's internal estimates relating to its anticipated sales, expenditures, and funds from operations prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail or eliminate certain expenditures. In any event, the Company anticipates that it will most likely require substantial additional financing at such time. The Company has no established banking relationships and no available line of credit. However, the Company has established a financial arrangement with a finance company that provides for advances against assigned invoices which assists in leveraging its working capital. L&E's established banking relationships and line of credit are restricted to use within L&E and are not otherwise available to the Company as a source of liquidity. The Company may seek to further leverage its working capital requirements through borrowings, collaborative arrangements and strategic alliances, volume discounts for mass purchases of TelePad computers and other products, and additional public and private offerings. There can be no assurance as to the availability or terms of any required additional financing, when and if needed. In the event that the Company is unable to generate revenues sufficient to cover operating expenses or obtain additional financing, the Company may be unable to satisfy most of the current liabilities and would be unable to sustain its operations at the current level thereafter. The Company would then be required to radically reduce its operations and may be required to seek protection under the United States Bankruptcy Code.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


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


                                    TELEPAD CORPORATION



Date:    November 16, 1998          /s/ DONALD W. BARRETT
      -------------------------     -----------------------------------------
                                    Donald W. Barrett
                                    Chairman of the Board and Chief
                                    Executive Officer



Date:    November 16, 1998          /s/ ROBERT D. RUSSELL
      -------------------------     -----------------------------------------
                                    Robert D. Russell
                                    Vice President, Secretary and Treasurer
                                    Principal Financial and Accounting Officer