Form 10KSB
period 1999-12-31
DIGITAL PRIVACY INC /DE/
filed 2000-03-31
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended December 31, 1999           Commission File Number 0-21934

                              DIGITAL PRIVACY, INC.
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                                   52-1680936
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                             Identification No.)

4820 Minnetonka Blvd., Suite 410, St. Louis Park, MN            55416
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number,
      including Area Code:                          (612) 285-1163

Securities registered pursuant
      to Section 12(b) of the Act:                  None

Securities registered pursuant
      to Section 12(g) of the Act:                  Common Stock, par value $.01

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Issuer: Indeterminate - No existing market

The number of shares outstanding of Issuer's Common Stock as of March 30, 2000: 3,903,113

Transitional Small Business Disclosure Format: Yes [   ] No [X]

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [X] No [   ]

Revenues for the most recent fiscal year (September 9, 1999 (exit from bankruptcy) through December 31, 1999): $761

ITEM 1.           BUSINESS

Important background information

                  Before carefully reading the substantive parts of this section, there is some background information about us that you should know. We feel this information will help you understand us a little better and will make the following sections more meaningful.

                  As you see us today, we are the result of a merger on December 30, 1999 between a publicly held Delaware corporation called Telepad Corporation and Digital Privacy, Inc., a privately held Minnesota corporation. Prior to the merger, both companies recently came out of bankruptcy proceedings, Digital Privacy, Inc. in September 1999 and Telepad Corporation in November 1999. As a result of the bankruptcy, the Delaware corporation emerged as a shell with no significant assets or liabilities and no business operations. The Minnesota corporation emerged from bankruptcy with its business operations intact. In the merger, the Minnesota corporation merged into the Delaware corporation and the Delaware corporation changed its name to Digital Privacy, Inc. and began carrying out the Minnesota corporation's business activities.

                  Thus, today, we are really the publicly held Delaware corporation carrying on the business of the former Minnesota corporation. This means that whenever we talk about "us" or "we" it is referring to the Delaware corporation, and when we talk about our business, we mean the operations of the former Minnesota corporation that are now owned and being run by us (otherwise known as the Delaware corporation).

                  Since both companies recently came out of bankruptcy prior to the merger, and only one company had any business activities, there are unusual accounting rules that apply. The significant information is presented from September 9, 1999 through December 31, 1999. This information reflects the operations of the Minnesota corporation from the time it emerged from bankruptcy through the end of the year. Any information regarding the pre-merger operations of the Delaware corporation are not meaningful since we no longer carry on that business.

Forward-looking Statements

                  The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this prospectus. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to complete development and then market our products and services, competitive factors and other risk factors.

Our Business

                  Our mission is to become a leading provider of smart card based computer and data security products and customized multi-application smart card solutions for corporations, government agencies and organizations worldwide.

                  We expended a considerable amount of time and resources to develop a product line for computer and data security which we believe is one of the most comprehensive in the industry. We design, develop and market multiple security applications utilizing smart card technology for personal computers, laptops and network computers. Our suite of products control access to systems and information, authenticates users through various techniques and secures proprietary documents, files and other information through encryption, all incorporating smart card technology. Our products can also be integrated with new or existing applications for multi-application solutions. Key industries for multi-application solutions are facility security, banking and payment systems, health care, travel and transportation and e-commerce.

                  Our strength is in our smart card and digital security expertise. We believe that smart cards are destined to become the interoperable token of the future. This interoperable token, a credit card sized plastic card with an embedded, programmable computer chip, is an extremely secure and versatile tool that, with the right applications, can solve many of the security issues of today. We believe that a major shift is beginning to occur for smart card solution providers inasmuch as computer system manufacturers and operating system developers will become the smart card solution providers of the future. This is a dramatic transition from the niche-market focus that smart card vendors have today. The confluence of the need for digital security and the advance of smart card technology present the opportunity we intend to attempt to exploit.

                  We possess broad method and apparatus patents that are valuable for computer and information security, communications, electronic commerce and telephony markets. We plan to deploy our unique combination of smart card and security expertise to gain the leadership position for smart card security while also providing other applications for that marketplace.

                  Our strategy is to deploy our unique combination of security and smart card expertise in open systems architecture design to gain a leadership position within the information security market.

                  The smart card and computer security market independently are growing rapidly. However, the intersection of these two markets occurs because of the need for a secure digital world. We believe that this can be best achieved through the utilization of smart card technology. Opportunities in these intersecting markets are enormous. Currently, the computer security market offers a wide variety of products fulfilling a singular customer need. Alternatively, the smart card market is characterized by integrating a product with a uniform physical form (the smart card) that offers many vertical markets a wide variety of customer applications in addition to a security solution.

                  Smart cards secure information by controlling end-user access to both desktop, notebook and network computers. Encryption software extends protection to wherever the data is stored within the distributed network. Furthermore, virtual private networks and associated secure messaging products facilitate the protection of data in transit.

                  We believe that security capabilities will become part of all standard network components; routers, with their additional functionality, will subsume firewalls; network directory server functionality will subsume Certificate Servers; and virtual private networks and secure messaging will be included in the browser and e-mail products and ultimately will be embedded into all operating systems. Already, smart card readers are being embedded in desktop, notebook, Thin-client and Network computers. In all of these instances, our Tool Kit with its smart card enabling technology, the most robust on the market, will be wholly integrated.

                  In the year 2000, we believe that smart cards will begin to become the single largest industry segment for security. This occurs because the largest component of an information system is the end-user's computer, which will have an integrated smart card reader. The inclusion of certification servers and encryption software within the network structure will enable the computer to become a secure access point into the network.

                  Our Privacy Suite is the label we have attached to all of the products which have been derived from our core technology. Our Privacy Suite includes:

         o Privacy.ACCESS(TM) - controls access and authenticates thin-clients, NC or PC users
         o Privacy.APP(TM) - provides developers with the open migration facility to incorporate smart cards in their applications
         o Privacy.FILE(TM) - transparently encrypts / decrypts user proprietary files and provides non-repudiation with digital signatures
         o    Privacy.WEB(TM) - secures browsers and web-site accessibility
         o Professional Services - smart card integration services allowing proprietary applications to reside on a single smart card

Privacy.ACCESS

                  The ability to identify and authenticate users of computers and servers has become an increasingly costly and troublesome task for corporations. With the rapid growth and utilization of mobile computing and Internet access compounding this problem, organizations are in dire need of a scalable and extendable solution for authentication and access control. We believe we have developed the ultimate enterprise-wide access solution, Privacy.ACCESS.

                  Privacy.ACCESS is an access and authentication application that enables organizations and individuals to easily integrate access control capabilities into their existing networking systems. Privacy.ACCESS is an easy to install, user friendly security application that ensures that only authorized users have access to proprietary computer systems, applications and information.

                  Upon insertion of a smart card, and after valid authentication, a user will have access to the system and designated data. Privacy.ACCESS also offers optional password and fingerprint biometric authentication for enhanced security and administrative control. Privacy.ACCESS can be incorporated into a number of platforms and is compatible with the leading smart card and smart card readers available. We also offer a software only version that does not require a smart card reader.

Privacy.APP

                  As smart card technology becomes a mainstream peripheral in the computing world, a number of prominent worldwide corporations such as Honeywell, Microsoft, HP and IBM are making significant investments in integrating smart card capabilities. Because smart card applications are just beginning to emerge from a nascent stage, there is a high degree of misunderstanding associated with the proper development of applications for the computing market. We have been developing smart card based applications for over seven years and have created the most comprehensive smart card tool kit available for developing robust, open, smart card applications.

                  Privacy.APP is DPI's smart card tool kit that provides an intuitive Application Program Interface (API) allowing developers to create smart card based applications. It also permits the integration of smart cards into existing applications. Smart cards are ideal for controlling data that requires portability and security. With the protection afforded by an external physical token, the smart card, software application can be significantly enhanced by incorporating this technology for added security and multi-functionality.

                  Privacy.APP provides three levels of security for authentication of the smart card. Additionally, the smart card will lock up and be marked unusable after three unsuccessful log-on attempts by a non-authorized user.

Privacy.FILE

                  Organizations, in both the public and private sector, as well as individuals, are all lacking in the ability to adequately secure proprietary informational assets. One of the most significant corporate or government needs is a secure, reliable, cost effective and easy to deploy method of safeguarding data and information that reside on computers. We provide a unique and simple solution with our Privacy.FILE product.

                  Privacy.FILE is a high performance data security solution. It is one of the most comprehensive encryption applications on the market today.

                  Privacy.FILE protects data by utilizing a unique encryption key (E-Key(TM)) that is stored on the hard drive or a floppy disk. Privacy.FILE also offers digital signature capabilities for enhanced security. Privacy.FILE ensures that only authorized users have access to protected data. In order to access their protected data, the user must provide the necessary personal identification responses.

                  Privacy.FILE is a file encryption application utilizing a smart card. It ensures trusted security of proprietary information stored on a laptop, desktop or network computer. It secures data by allowing users to select individual files or directories which are encrypted utilizing unique encryption keys that are stored on the smart card. These files can be automatically decrypted when opened and re-encrypted when closed. The more robust PRO version of Privacy.FILE offers automatic transparent encryption and selected files and directories without requiring any action by the end user. As with Privacy.ACCESS, Privacy.FILE also offers a software version only that does not require a smart card reader.

Privacy.FILE PRO

                  Privacy.FILE PRO is the smart card enabled version of our high performance data security solution Privacy.FILE. It is one of the most comprehensive encryption applications on the market today. Privacy.FILE PRO is the full-featured version of Privacy.FILE.

                  Privacy.FILE   PRO   protects   data  by  utilizing  a  unique
encryption key (E-Key(TM)) that is stored on the smart card. Privacy.FILE PRO also offers digital signature capabilities for enhanced security.

                  Privacy.FILE PRO, through the use of a smart card, ensures that only authorized users have access to protected data. In order to access their protected data, users insert their personalized smart card into the smart card reader and provide the necessary personal identification responses.

Privacy.FILE Lite

                  Privacy.FILE Lite is designed with all of the functionality of Privacy.FILE and Privacy. FILE PRO with the exception of encrypted directories. Privacy.FILE Lite also offers smart card based key storage for additional security.

                  Privacy.FILE protects data by utilizing a unique encryption key (E-Key(TM)) that is stored on the smart card. Privacy.FILE also offers digital signature capabilities for enhanced security.

                  Privacy.FILE Lite, through the use of a smart card, ensures that only authorized users have access to protected data. In order to access their protected data, users insert their personalized smart card into the smart card reader and provide the necessary personal identification responses.

                  Privacy.FILE Lite protects data by allowing users to select individual files to be encrypted and decrypted. Privacy.FILE Lite also allows users to send encrypted files or attachments over non-secure environments such as the Internet.

Privacy.WEB

                  Privacy.WEB is still under development and is being designed to offer the most secure method to authenticate and deploy secure accessibility to web-sites on the Internet. Privacy.WEB is a combination smart card and software product that uses our secure smart card software to ensure that passwords, digital certificates and other authentication mechanisms are securely stored and transmitted to their destinations.

                  Digital certificates are becoming an increasingly accepted means for user identification throughout the Internet world. Non-repudiation can be achieved as well as two factor authentication with the use of smart cards enabled to handle digital certificates. This product uses a cryptographic smart card to store Verisign certificates for Internet access control. Privacy.WEB can also be used on intranets when utilized with Verisign OnSiteSM software.

                  With Internet security becoming an increasingly vital concern for individuals, corporations and governments, we believe that Privacy.WEB will become an invaluable tool for e-commerce, public network security and other Internet uses.

                  We currently expect Privacy.WEB to be ready for alpha testing in March/April 2000.

Professional Services

                  We also offer complete software development expertise, smart card integration and support services. Our leading-edge security products and smart card expertise give organizations the ability to easily add smart card and multi-functionality to existing and new applications and environments. We have the ability to provide clients with the necessary tools and our expertise to create complete, affordable, scaleable smart card enhanced solutions.

         o        Software Development

                  We have been developing smart card software solutions since we were established in 1990. All of our solutions incorporate smart card technology with a primary focus on security applications. We have created a line of smart card security products that meet government standards and has introduced several leading-edge product offerings for the commercial security marketplace. Our Professional Services team is dedicated to creating flexible customized security solutions which meet the specific needs of our clients.

         o        Smart Card Integration

                  We offer integration services to organizations seeking to incorporate smart cards into existing applications. These services provide a real benefit to developers with nominal experience in, and exposure to, smart card technology. A sampling of projects successfully completed include the incorporation of smart card functionality into the WinFrame and MetaFrame clients for Citrix Systems, and an ActiveX plug-in for Honeywell's building security systems. This smart card based technology merges Honeywell's physical security products with our computer security products creating a complete security solution.

         o        Support Services

                  Our developer's tool kit, Privacy.APP, is an easy to use Application Programming Interface (API) that includes sample code for the most popular compilers. This tool kit allows developers to create smart card based applications and to integrate smart cards into existing applications. Our support services are available to assist in adding additional features and providing smart card support.

         o        SDK Integration

                  We currently have integrated eight smart cards and smart card readers, from various manufacturers, into our Privacy.APP tool kit. Smart card and reader manufacturers can make their cards and readers available to our rapidly increasing install base through incorporation of their product code into our Privacy.APP product.

         o        Citrix ICA Client Integration

                  Citrix Systems is providing to all ICA licensees hooks for smart card technology into their WinFrame and MetaFrame clients. These hooks include the Gemplus MPCOS smart card and Gemplus GCR-410 reader. Hardware manufacturers that have selected other readers and smart cards can have hooks for those designated products incorporated into the clients through us.

         o        Physical Access Integration

                  We have been collaborating with both the Honeywell Home and Building Control and Casi Rusco physical access control systems to provide a single card solution for access to buildings and computers access. Systems designed with Privacy.APP can also be made compatible to these physical security systems with the assistance of our Professional Services team.

The Market

                  Our primary focus is the Identity/Access smart card market segment, which includes both facility access (physical access) and computer access (logical access).

                  We believe that the corporate segment of Identity/ Access Control for the smart cards will become the largest market opportunity for us and thus, logically, the primary target because smart cards can be incorporated into many applications in addition to security. Each individual in an organization will be distributed a smart card which holds their unique access profile.

                  The risks associated with the corporate segment of the Identity/Access market are the slow rate of adoption of new security technology and the commitment by organizations to deploy a complete enterprise security solution. We are attempting to influence the rate of adoption and deployment by delivering a transparent solution to both users and system administrators. This solution adds significant incremental capabilities and value. One important capability is single sign on services which allows for one-time (single) authentication and access to all designated systems, applications and information. We believe this is a major opportunity for us because the solution meets the complete needs and expectations of the enterprise.

                  We believe that colleges, Government Access, and Government ID segments will also be likely adopters for our products. Generally, colleges are often early adopters of technology and become valuable partners for the seeding of new ground. Colleges are also pioneering new trends such as distance learning, tele-medicine and other remote Internet applications. Because of required security and the potential cost savings that digital access provides, government applications are expected to require smart cards as tokens for access and information control. We have already developed strategic alliances with government contractors who have added its Privacy Suite portfolio to their General Services Administration (GSA) schedules and Blanket Purchase Agreements
(BPA).

                  The residential segment of the Identity/Access market is undefined and will require the proper consumer product partners. There are many large companies seeking a presence in this market. Because the residential market is just emerging, consumer needs and product price points are not fully understood.

                  The size of the geographic markets and rate of adoption will dictate where we will market our suite of products. We have developed an international version of our Privacy Suite of products and has received authorization to export from the United States Department of Commerce and National Security Agency (NSA). Initial international focus will be in Europe and Asia.

                  Leadership in ID/access market mandates that the incorporated security solution must be absolutely transparent to the end-user. When users open their applications, files must encrypt and decrypt instantaneously and transparently without perceptible impact on performance. We have made this an integral feature of our technology.

                  Ease of administration is another significant customer requirement. Many organizations are reluctant to commit to purchasing security technology until they experience a security breach or until an effortless, cost effective solution has been successfully introduced. Again, we have developed the products and possesses the skills to meet all customer requirements including ease of use.

                  The corporate and government markets are in need of a complete and reliable security solution. The complete security solution involves securing computers, information, building facilities, and other resources. Our open and flexible smart card security solutions provide these markets a comprehensive and totally secure enterprise environment with the ability to incorporate additional applications and functionality onto the smart card.

                  We have already completed projects for various organizations including Citrix Systems and Honeywell Home and Building Control Division. We have also demonstrated compatibility with software that uses the same smart card platforms such as Casi-Rusco and Hughes ID building control products.

                  We currently are actively working with the following entities through either partnerships or alliances:

                  o        Citrix Systems, Inc.
                  o        GE Capital IT Solutions
                  o        Gemplus USA
                  o        Honeywell Home and Building Control Division
                  o        Simple Technology Inc.
                  o        Sytel Systems & Telecommunications
                  o        Harramor Enterprises

Competition

                  As discussed earlier, we sell into the intersection of the Computer Security Market and the Smart Card Market. As a result, we are faced with challenges from both markets. Both markets, however, are growing rapidly and because the Computer Security Market is just emerging, the competition is not as well defined as it is in the somewhat more mature Smart Card Market.

                  As computer hardware companies enter the smart card market, we believe their focus will be primarily as suppliers of smart card systems that include both the reader and associated software. These systems are referred to in the industry as the Card Acceptor Device (CAD). When the CAD is packaged with an application program interface (API) it is known as the CAD API. Major companies such as IBM and HP currently ship CAD API products which are compatible with our software.

                  We will be competing with the following companies. Their names and products are listed below:

                  COMPANY                            PRODUCT
                  -------                            -------
                  Norton/Symantec                    For your Eyes Only
                  Security Dynamics                  SecurPC
                  AT&T                               Secret Agent
                  Alladin                            Private File
                  Litronic                           SecureSmart
                  Network Associates                 PGP for Windows
                  Fischer                            Watchdog
                  Aliroo                             PrivaFile

                  Most if not all of these companies have greater resources available for research and development and marketing than us.

Intellectual Property

                  Our strategy regarding the protection of our intellectual property is to trademark and patent certain new products thereby providing barriers to entry for competitors while also attracting valuable alliances for successful marketing of our product globally.

                  In addition to our Privacy Suite of products described earlier which are marked to indicate that we are seeking trademark protection, we have also filed trademark registrations for "DPI" and "Digital Privacy" as well as a servicemark for the latter.

                  The following patents are either issued or pending. Due to the sensitivity of the information on patents that are pending, only a brief description will be offered. However, in the case where the patent has already been issued and the information is now of public record a more detailed description is offered.

                  The initial objective of the patent strategy is to insure that both the Method (process) and Apparatus (device) of the invention are protected. An additional objective is to utilize continuances in part, which necessitate further patent filings, which extend and broaden the claim set of the patent.

                    o Method and Apparatus for preboot protection of unauthorized use of programs and data with a card reader interface. Patent numbers 5,327,497 and 5,515,440. The value of this patent is to provide a method of securing a computer by controlling access to all internal devices (i.e. hard drive, COM port, printer, etc.) via an integrated smart card reader. A microprocessor controlled card reader interfaces logically by connecting to the central processing unit
                         (CPU) of the computer. The device reads and writes information from and to a smart card inserted in the smart card reader and performs additional functions (i.e. access control, authentication, etc.) in response to commands received from the CPU.

                    o Method and Apparatus preboot protection for a data security system with anti-intrusion capabilities. Patent number 5,610,981. The prominent feature of this patent allows for a hardware encryption chip to encrypt all data that is stored on the hard disk. The value of this hardware feature assures faster processing (8 to 10 times faster) and more effective security of the customer data. A further feature of this patent is the system protection methods, which regulate access to the system. Multiple levels of data protection methods are provided.

                    o Method and Apparatus preboot protection for a data security system with anti-intrusion capabilities. This patent is a continuation of patent number 5,610,981, which will include an internal audit system. This will permit the security officer of a corporation to monitor the access and usage of the enterprise. This patent is pending.

                    o Method and apparatus for a Cellular Phone Call Management System (CPCMS(R)). Patent number 5,761,624. This invention pertains generally to cellular communications systems, particularly to a microprocessor, which controls the memory interface for a cellular telephone. This permits the recording of calls on a memory device as they are placed or received. It also contains the computer software to process call transactions.

                    o Access controlled / crypto system. This invention relates to a trusted security system for protecting and controlling access to data using a system of electronic keys (E-Key). This patent is pending.

                    o Card access system supporting multiple cards and card readers. This invention relates generally to a card access system which supports multiple cards and card readers and in particular to a integrated circuit or smart card access system for supporting multiple models and makes of integrated circuit or smart cards and readers. This patent is pending.

Employees

                  We currently have seven full time employees of which one is an executive, two are engaged in administrative activities and four are engaged in marketing activities. Additional financing permitting, we intend to hire up to 20 additional employees. None of our employees are represented by a labor union. We believe that relations with our employees are good.

ITEM 2.           PROPERTIES

                  Our facilities are located in approximately 1,000 square feet of leased office space in St. Louis Park, Minnesota. The lease expires on August 31, 2000 and provides for a monthly rental of $1,087. We have only negligible costs relating to environmental compliance laws.

ITEM 3.           LEGAL PROCEEDINGS

                  We  are  not   currently   involved  in  any  material   legal
proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.


                                     PART II

ITEM 5.           MARKET PRICE OF REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS


                  There is no public trading market for our securities. As of March 30, 2000, there were 38 record holders of our common stock.

                  Since inception, we have not paid any dividends on its common stock and have no current intention to do so in the foreseeable future.

                  We are authorized to issue up to 5,000,000 shares of blank check preferred stock. This means that the board of directors has the ability to determine the rights and preferences of each series of preferred stock to be issued. As a result, classes or series of preferred stock could be issued with rights and preferences superior in many ways to our common stock. In December 1999, we created a class called Series A 8% Cumulative Convertible Preferred Stock, consisting of 40,000 shares. To date, only 30,000 shares of preferred stock have been issued.

                  The Series A preferred stock is convertible into shares of common stock at any time in an amount determined by taking the sum of the stated value per share ($10.00) and any accrued and unpaid dividends divided by the lesser of $1.05 or 77.5% of the average closing bid prices for the five trading days preceding the conversion. We may redeem the Series A preferred stock, after the effective date of a registration statement filed with the Securities and Exchange Commission, upon 30 days notice, for 125% of the stated value plus accrued dividends. We have reserved 1,200,000 shares of common stock for conversion of the Series A preferred stock.

                  Dividends are payable quarterly, at our election, in either cash or additional Series A preferred shares at the rate of one share of Series A preferred stock for each $10 of dividends not paid in cash. Dividends may be paid with Series A preferred stock only if the common stock deliverable upon conversion of such stock was included for public resale in an effective registration statement.

Convertible Securities

                  We currently have an aggregate of 851,059 options and warrants outstanding, each of which entitles the registered holder thereof to purchase one share of common stock. All of the derivative securities contain provisions which protect the holders thereof against dilution by adjustment of the exercise price and number of underlying shares of common stock, in certain events, such as stock dividends, stock splits, mergers, sale of substantially all of our assets, and for other extraordinary events. We also have outstanding a convertible note in the face amount of $600,000 that is currently convertible into 1,521,828 shares of common stock. These rights are also protected against dilution.

ITEM 6.           SELECTED FINANCIAL DATA

                  The following selected financial data for the period September 9, 1999 (exit from bankruptcy) through December 31, 1999 is derived from our audited financial statements included in this Report.

                  The following data should be read in conjunction with our financial statements and related footnotes.

Statement of Operations Data

                                From 9/9/99
                             (exit bankruptcy)
                                to 12/31/99
                             -----------------
         Revenue              $       761
         Operating Loss       $ ( 294,077)
         Income Taxes         $    -0-
         Net Loss             $ ( 377,129)
         Net Loss Per Share-
         Basic and Diluted    $  (.11)

Balance Sheet Data

                                  December 31, 1999
                                  -----------------
         Working Capital            $      7,997
         Total Assets               $    590,412
         Total Liabilities          $    696,014
         Stockholders' Deficit      $   (105,602)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this report. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to complete development and then market our products and services, competitive factors and other risk factors, not all of which are detailed herein.

                  We were initially formed in December 1990 and are currently preparing to begin commercial activity in the first quarter of 2000. We filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on January 6, 1999 and our Reorganization Plan was confirmed by the U.S. Bankruptcy Court for the District of Minnesota on September 8, 1999.

                  After many years of design and development, the full array of operating software and systems described above in "Business" are available for commercial use.

                  We believe we are currently in the pre-launch phase, and are now in a position to offer a diverse range of products designed around the concept of providing useful products and services in an attractive, convenient format to people in their everyday environments.

                  From December 7, 1990 through December 1998, we raised approximately $5,000,000 through equity and debt financings from private investors. As a development stage enterprise, we incurred losses in excess of $8 million.

                  Following the merger, our ability to continue is dependent on our ability to raise additional capital and, ultimately, to generate sufficient cash flow from operations to support our cost structure. The following are primary obstacles which we feel contributed to our inability to generate cash flow sufficient to meet scheduled payments and sustain further operations and forced us into bankruptcy prior to the merger:

                    1. We experienced significant delays, some unforseeable and uncontrollable, in the design and development of our products;

                    2. We experienced delays in bringing our products to market because of the slow adaptation and development of the smart card and security market place in the United States, and the lack of established distribution channels;

                    3. Our inability to deliver to the government market our hardware based product and the significant time delay in developing new software products; and

                    4. We expended a considerable amount of time and resources in preparing for further financing and growth. It was necessary to engage an independent auditor to review and audit historical financials and operational procedures and to retain consultants to provide marketing research and prepare a comprehensive business plan. We also retained the services of corporate counsel to prepare private placement memorandum, review our past sales of securities for compliance with applicable securities laws and applicable contractual shareholder obligations, assist in reducing potential liability resulting from past transactions, and advise on the revaluation and related issues involved in recapitalization efforts.

                  We recognized only very nominal revenues in 1998. Revenues were generated primarily on integration services and the sale of our developer's tool kit product. 1998 was the first year we realized sales.

                  Inadequate cash flow and lack of capital resources continued to be the most serious concerns facing our management coming into 1999. At December 31, 1998, we had a significant negative net worth. Having taken steps to cut expenses and extend the payment schedule on long- term payables, we then developed a proposal for a restructuring of our debts that would involve the conversion of secured and certain unsecured debt into common stock. Ultimately, we concluded that a non-bankruptcy restructuring was unlikely to be completed in a timely manner. We therefore decided to file a Chapter 11 bankruptcy as the best method for restructuring our obligations.

                  Following the bankruptcy proceedings we added to our management structure and board of directors. Current management is familiar with our history and recognizes the problems that plagued us prior to the bankruptcy. Accordingly, we are now focused on two aspects: (i) raising sufficient financing to support us until positive cash flow from sales are generated and (ii) generating sales.

                  In this  regard,  since  December  30,  1999  we  have  raised
$300,000 from the sale of convertible preferred stock and $566,000 from a private placement. We believe these funds will be sufficient for at least seven months. We currently project requiring approximately an additional $1,500,000 to allow us to grow the business. In the event we are unsuccessful in raising such funds in this offering, we will have to seek alternative sources of funding. We currently have no plans how to raise such additional funds.

                  There can be no assurance that we will be able to raise any additional proceeds from our current private offering of our securities or otherwise obtain the substantial additional capital necessary to permit us to attract and retain a sufficient number of subscribers or that any assumptions relating to our business plan will prove to be accurate. While we hope to raise additional financing, we have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing, particularly the significant amounts of financing that would be required, will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing could have a material adverse effect, including possibly requiring us to significantly curtail or cease operations.

                  At the same time we are actively pursuing sales of our products. Effective March 1, 2000 we hired a Vice President of Sales to develop a marketing plan and sales department to increase sales. We are hopeful that these efforts will be successful. In the event we can increase sales, this will relieve the burden of financing and allow other members of management to devote their efforts to growing the business through internal growth.

                  Once we attain a level of liquidity, we will also look to grow our business through acquisitions. We currently have no acquisition plans and do not believe that any such type of transaction is likely in the near future.

                  While we currently expect to incur a loss from operations in the first quarter of 2000, we also expect to have an increase of revenues and a strong working capital position as a result of our recently concluded private offering.

Year 2000 Disclosure

                  We are Year 2000 compliant and we do not anticipate any internal problems. In the event any internal problems should arise, we have many expert computer technicians on our payroll and we believe that we will be able to satisfactorily address any such problems. However, we are dependent on the integrity of the Internet being maintained to increase its use as a commercial marketplace, thereby increasing demand for our products. Given the currently available information it does not appear to be likely that the Internet will suffer major failure and, accordingly, we do not believe that our potential for profitability or operations will be materially affected by the Year 2000 problem.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The financial statements are included herein immediately before the signature page. We are not required to provide supplementary financial information.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Following its merger on December 30, 1999, we retained a new auditing firm. Current Reports on Form 8-K and 8-K/A reporting this event were filed January 19, 2000 and March 14, 2000, respectively.

                  Prior to our bankruptcy filing on March 17, 1999, our independent auditors were Ernst & Young LLP ("E&Y"). E&Y reported on our financial statements for the year ended December 31, 1997 and was engaged to audit our financial statements for the year ended December 31, 1998; however the 1998 audit was not completed due to our bankruptcy filing on March 17, 1999. E&Y has not performed any professional services for us subsequent to the date of the bankruptcy filing.

                  The report of E&Y on our financial statements for fiscal year 1997 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except that it included an explanatory paragraph regarding our ability to continue as a going concern.

                  In connection with the audit of our financial statements for the year ended December 31, 1997, and in the subsequent period prior to the bankruptcy filing, there were no disagreements with us on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to the matter in their report. In connection with the audit of our financial statements for the year ended December 31, 1997, there were no "reportable events" as that term is described in Item 304
(a)(1)(v) of Regulation S-K.

                  In connection with E&Y's engagement to audit our financial statements for the year ended December 31, 1998, E&Y identified certain issues such as proper inventory controls, sufficient internal control structure and management cooperation to discuss with our Audit Committee. Upon notice of these issues, our Audit Committee Chairman shared E&Y's concerns with management and expressed an intent to work with E&Y to address these issues. E&Y did not perform any auditing procedures for us subsequent to the date of the bankruptcy filing. Therefore E&Y cannot express an opinion as to whether it would have concluded to make reference to these issues in its report, had the relationship continued and had the audit for the year ended December 31, 1998 been completed.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

         Our officers and directors are as follows:

Name                     Age   Position
----                     ---   --------
Howard Miller            45    President, Chief Executive Officer and Chairman
J. Virgil Bradley        37    Senior Vice President and Chief Technical Officer
Harold Gruesner          47    Vice President Sales
Peter E. Christensen     48    Director
Daniel Hilliard          41    Director
Stuart Eisenberger       48    Director
Mark Sarna               45    Director

Mr. Howard Miller, President, CEO and Chairman of the Board. Mr. Miller has been actively involved in numerous and varied corporate ventures either as an integral participant of senior management or as a member of the Board. Mr. Miller has had a successful career as a trader and investment banker with several prominent Wall Street firms. Mr. Miller graduated from Columbia College attaining his Bachelor of Arts degree in 1976 and a Masters of Business Administration in Finance from Columbia Graduate School of Business in 1978.

Mr. J. Virgil Bradley, Senior Vice President, CTO. Prior to joining us, Mr. Bradley spent 14 years in the U.S. Navy. Mr. Bradley has an extensive background in computer software and hardware, maintenance, testing, training and project management. Mr. Bradley is an experienced senior manager within defense, electronic, computer technologies and military intelligence. Mr. Bradley's background has resulted in major contributions in the design and implementation of our new security based products.

Mr. Harold Gruesner, Vice President Sales. Prior to joining us, Mr. Gruesner spent 6 years with InterActive Plus, a valued added reseller specializing in contact management software and network installations. Prior thereto, Mr. Gruesner worked for three years for the Institute for Advanced Technology (IAT), a spin off from Control Data, where he was Vice President of Sales. Before IAT, he was the Regional Sales Manager for Artisoft Corporation for three years with responsibility for developing a reseller channel in the Midwest. Mr. Gruesner has been involved in the computer industry since 1978. Mr. Gruesner graduated from the University of Minnesota with a B.A. in Business and has been trained by numerous computer manufacturers including IBM, Compaq, Apple, GoldMine Software and Novell.

Mr. Peter E. Christensen, Director. Mr. Christensen is the Chairman and Chief Executive Officer of ComTec. Prior to joining ComTec, Mr. Christensen was a Managing Director of PaineWebber, Incorporated for 9 years and a member of their Board of Directors for 4 years. Mr. Christensen has extensive Wall Street experience in managing the departments of mortgage backed securities, European fixed income, quantitative research, credit research, fixed income economics, structured derivative products and financial institutions investment banking. Mr. Christensen has also served on the Boards of Directors of various small and medium sized financial institutions and manufacturing companies.

Mr. Daniel Hilliard, Director. Mr. Hilliard is one of three general partners of the Hilliard Limited Partnership, a family partnership formed in 1997, with a focus in private equity investments. He also sits on the Boards of Capital Bank and Vision Aire, a jet airplane development company. Mr. Hilliard was a member of management at American Medical Security for 5 years and was a planning analyst and design engineer at Chevron's Richmond, California refinery for 12 years. Mr. Hilliard graduated from the University of Minnesota with a Bachelor of Science degree in chemical engineering and a Masters of Business Administration from San Francisco State University.

Mr. Stuart Eisenberger, Director. Stuart Eisenberger has been involved in brokerage, ownership and management of real estate investment properties for more than 25 years. He has also been a consultant to investors and investment funds relating to real estate companies. Since Telepad Corporation's effective emergence from bankruptcy on November 8, 1999, Mr. Eisenberger was interim president until his resignation upon the merger on December 30, 1999. Following the Merger, Mr. Eisenberger agreed to continue as a director. Mr. Eisenberger was neither an officer nor a director of Telepad Corporation prior to or during its bankruptcy.

Mr. Mark Sarna, Director. Mr. Sarna is 45 years old and is a 1976 graduate of Columbia University and a 1980 graduate from New York Law School. Presently, Mr. Sarna is a real estate developer.

Key Employees

Mr. Paul Kimlinger, Director of Software Engineering. Mr. Kimlinger has been with us, since our inception. Prior to joining the company, Mr. Kimlinger worked four years in the Networking Group at Cray Research, Inc and three years in System Administration at Northwest Airlines. Mr. Kimlinger graduated from Mankato State University with undergraduate degrees in Finance and Computer Science as well as post-graduate work in the MBA program.

Mr. Thomas Kimlinger, Software Engineering Manager. Prior to joining us, Mr. Kimlinger worked for 7 years at Unisys as a Systems Programmer in the I/O and Processor Control areas of their operating system. Prior to Unisys, he worked for Western Union as a programmer on their Money Transfer and Mailgram systems. Mr. Kimlinger graduated with honors from Mankato State University with a BS degree in Computer Science, specializing in systems programming, and Electrical Engineering. Mr. Kimlinger also has a technical degree in Business Data Processing and Accounting.

Indemnification of Directors and Officers

                  Our By-Laws includes certain provisions permitted pursuant to the Delaware General Corporation Law whereby our officers and directors are to be indemnified against certain liabilities to the fullest extent permitted by law. These provisions of the By-Laws have no effect on any director's liability under Federal securities laws or the availability of equitable remedies, such as injunction or recession, for breach of fiduciary duty. We believe that these provisions will facilitate our ability to continue to attract and retain qualified individuals to serve as our directors and officers.

                  At present, there is no pending litigation or proceeding involving any of our directors, officers, employee or agents where indemnification might be required or permitted. We are unaware of any threatened litigation or proceeding that might result in a claim for such indemnification.

Compensation of Directors

                  Directors do not receive any cash compensation for their service as members of the Board of Directors. However, on December 31 of each year, each Director receives 10,000 stock options.

ITEM 11.          EXECUTIVE COMPENSATION

                  The following table sets forth the compensation paid or accrued from September 9, 1999 through the year ended December 31, 1999 to its Chief Executive Officer. No other executive officer was paid or accrued compensation in excess of $100,000 for such period.


                        SUMMARY COMPENSATION TABLE(1)(2)
                        --------------------------------
                                                             Long-Term
                                   Annual Compensation      Compensation
                                   ---------------------   ----------------
      (a)              (b)           (c)         (d)            (e)
                    Year Ended
Name/Principal      December 31                            Restricted Stock
Position            (3)           Salary ($)   Bonus ($)   Awards (4)
-----------------   -----------   ----------   ---------   ----------------
Howard Miller       1999          41,411       -0-         60,000
President and CEO
-------------------------
(1) The above compensation does not include the use of an automobile and other personal benefits, the total value of which do not exceed, as to any named officer or director or group of executive officers, the
         lesser  of  $50,000  or  10%  of  such   person's  or   persons'   cash
         compensation.
(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.
(3)      Covers the period from emergence from bankruptcy on September 9, 1999.
(4)      Represents incentive stock options exercisable at $.055 per share.

Employment Agreements

                  On December 31, 1999, Mr. Howard Miller entered into a five year employment agreement. The agreement provides for an initial annual salary of $180,000 and options to purchase 300,000 shares at an exercise price of $.055 per share, vesting equally over five years. Mr. Miller is also entitled to receive performance options based upon revenues and our market valuation.

                  On December 31, 1999, Mr. J. Virgil Bradley entered into a three year employment agreement. The agreement provides for an annual salary of $100,000 and options to purchase 90,000 shares at an exercise price of $.05 per share vesting equally over three years. Mr. Bradley is also entitled to receive a bonus based upon sales.

                  On March 1, 2000, Mr. Harold Gruesner entered into a 10 month employment agreement. The agreement provides for a salary of $100,000 and options to purchase 90,000 shares at an exercise price of $2.00 per share vesting equally over three years, provided he remains an employee.

1997 Stock Option Plan

                   The Board of Directors and our stockholders have adopted a Stock Option Plan as an incentive for, and to encourage share ownership by our officers, directors and other key employees and/or consultants and management of possible future acquired companies. The Option Plan provides that options to purchase a maximum of 2,000,000 shares of common stock, subject to adjustment in certain circumstances, may be granted. The Option Plan also allows for the granting of stock appreciation rights in tandem with, or independently of, stock options.

                   The purpose of the Option Plan is to make both "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, and non-qualified options and stock appreciation rights available to our officers, directors and other key employees and/or consultants in order to give such individuals a greater personal interest in our success and, in the case of employees, an added incentive to continue and advance in their employment.

                   The Option Plan is currently administered by the majority vote of a Committee appointed by the Board of Directors and comprised of at least two "independent" members of the Board, or alternatively, by the entire Board, who are not eligible to receive options, other than pursuant to a formula. Currently, each director receives 10,000 options on December 31 of each year. It is intended that this plan qualify under Rule 16b-3 as promulgated pursuant to the Securities Exchange Act of 1934, as amended. With specified limitations, the Committee, or Board, may amend the terms of the Option Plan.

                   The Committee, or Board, designates those persons to receive grants under the Option Plan and determines the number of options and/or stock appreciation rights, as the case may be, to be granted and the price payable for the shares of common stock thereunder. The price payable for the shares of common stock underlying each option will be fixed at the time of the grant, but, for incentive stock options, must be not less than 100% of the fair market value of common stock at the time the option is granted. The Committee, or Board, will also determine the term and vesting schedule of all options and stock appreciation rights granted, provided that no option may be exercisable later than ten years after the date of grant. The Committee, or Board, may also institute divesting schedules. All options are payable in cash or check, by delivery of a secured personal interest bearing note, or by delivery of shares of common stock equal in value to the cost of the options.

                   There are currently 441,059 stock options outstanding at an exercise price of $.05; 300,000 at an exercise price of $.055; 10,000 at an exercise price of $1.05; and 90,000 at an exercise price of $2.00. Currently only 451,059 options are vested.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

                   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During fiscal 1999, one outside director did not timely file a Form 3.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

                   The following table sets forth, as of March 30, 2000, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock,
(ii) each of our officers and directors and (iii) all of our officers and directors as a group. Each stockholder's address is c/o Digital Privacy, Inc., 4820 Minnetonka Blvd., Suite 410, St. Louis Park, MN 55416.

                                    Number of
                                    Shares Owned
Name                                Beneficially     % of Total
----                                ------------     ----------
Howard Miller (1)                    1,107,837         27.9%
Daniel Hilliard (2)(3)                 471,569         12.1%
Mark Sarna (3)(4)                    1,531,828         28.2%
Peter Christensen (3)                   10,000           *
Stuart Eisenberger (3)(5)               10,000           *
J. Virgil Bradley (6)(7)                92,370          2.3%
Investcor LLC (8)                      529,007         13.4%
Lazar Fruchter                         242,000          6.2%
Hilliard Limited Partnership           446,569         12.3%
All Officers and Directors
  as a Group (6 persons) (9)         3,223,604         57.2%
------------------
* less than 1%

(1) President, CEO and Chairman.  Includes 70,000 currently exercisable options.
(2) Includes 446,569 shares held by Hilliard Limited Partnership, of which he is a General Partner.
(3) Director.  Includes 10,000 shares underlying currently exercisable options.
(4) Includes 1,521,828 shares underlying a currently exercisable note.
(5) Does not include 529,007 shares owned by Investcor LLC, which is partially owned by spouse.
(6) Senior Vice President and Chief Technology Officer.
(7) Consists of currently exercisable stock options.
(8) Includes 33,562 shares underlying convertible preferred stock.
(9) Includes an aggregate of 1,714,198 shares underlying currently exercisable options and a convertible note and all 446,569 shares owned by Hilliard Limited Partnership.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Mr. Mark Sarna, a director, holds a $600,000 promissory note issued to him when he provided funds to the Minnesota corporation both during and following its bankruptcy proceedings. Pursuant to the terms of the merger, we assumed the note. At the time, Mr. Sarna was not an officer or director. The
Note is convertible at Mr. Sarna's discretion into 1,521,828 shares of our common stock.

                  Investcor LLC purchased an aggregate of 3,524 shares of preferred stock in December 1999 and January 2000. One of the owners of this entity is the spouse of Mr. Stuart Eisenberger, a director. Five other entities purchased shares of preferred stock at the same time and on the same terms. The transaction was approved by our entire board of directors. Mr. Eisenberger disclaims beneficial ownership of these shares.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

                  The financial statements are listed in the Index to Financial Statements and are filed as part of this annual report.

         2.       Not Applicable.

         3.       Exhibits

                  27 - Financial Data Schedule.

(b)               Reports on Form 8-K

                  None.

                              DIGITAL PRIVACY, INC.

                              FINANCIAL STATEMENTS

                        Period September 9, 1999 through
                      December 31, 1999, Period January 1,
                         1999 through September 8, 1999,
                          Year Ended December 31, 1998

                                 C O N T E N T S


                                                               Page

INDEPENDENT AUDITOR'S REPORT                                   1 - 2

FINANCIAL STATEMENTS

    Balance sheets                                               3

    Statements of operations                                     4

    Statements of stockholders' deficit                          5

    Statements of cash flows                                     6

    Notes to financial statements                             7 - 16

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Digital Privacy, Inc.
St. Louis Park, Minnesota


We have audited the accompanying balance sheets of DIGITAL PRIVACY, INC. (formerly TelePad Corporation - see Note 1) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' deficit and cash flows for the periods September 9, 1999 through December 31, 1999, and January 1, 1999 through September 8, 1999, and the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DIGITAL PRIVACY, INC., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the periods September 9, 1999 through December 31, 1999, and January 1, 1999 through September 8, 1999, and the year ended December 31, 1998, in conformity with generally accepted accounting principles.

As more fully discussed in Note 2 to the financial statements, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a reorganization plan confirmed by the United States Bankruptcy Court for the District of Minnesota on September 8, 1999. In accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company was required to account for the reorganization using "Fresh Start Reporting" whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of September 9, 1999. Accordingly, all financial statements prior to September 9, 1999, are not comparable to the financial statements for the period after reorganization.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 2 and 3 to the financial statements, the Company has incurred losses since commencement of operations, filed for bankruptcy under Chapter 11 with the United States Bankruptcy Court, and had their bankruptcy reorganization plan recently confirmed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also disclosed. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                       LURIE, BESIKOF, LAPIDUS & CO., LLP

Minneapolis, Minnesota
February 22, 2000

                              DIGITAL PRIVACY, INC.

                                 BALANCE SHEETS


                                                                                                     December 31,
                                                           ASSETS                              1999              1998
                                                                                          ------------     --------------
CURRENT ASSETS
    Cash                                                                                   $    84,493      $       4,233
    Inventory                                                                                   14,765             11,835
    Other                                                                                        4,753             38,983
                                                                                            ----------       ------------
       TOTAL CURRENT ASSETS                                                                    104,011             55,051
                                                                                            ----------       ------------

PROPERTY AND EQUIPMENT                                                                          48,584             85,455
                                                                                            ----------       ------------

OTHER ASSETS
    Patents and trademarks                                                                     387,821            374,116
    License fee escrow                                                                          49,996             49,996
    Deferred finance costs (net of accumulated
       amortization of $-0- and $622,975)                                                         -               326,371
                                                                                            ----------       ------------
                                                                                               437,817            750,483
                                                                                            ----------       ------------
                                                                                           $   590,412      $     890,989
                                                                                            ==========       ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Notes payable to stockholders                                                         $      -         $   1,831,539
    Notes payable to vendor                                                                    10,000               -
    Accounts payable                                                                           56,326            489,053
    Accrued interest                                                                           13,601            159,072
    Accrued expenses - other                                                                   16,087             40,802
                                                                                           ----------       ------------
       TOTAL CURRENT LIABILITIES                                                               96,014          2,520,466
                                                                                           ----------       ------------

NOTE PAYABLE TO DIRECTOR                                                                      600,000               -
                                                                                           ----------       ------------

STOCKHOLDERS' DEFICIT
    Preferred stock:
       Series A, 8%  cumulative  convertible  - $.01 par  value,  $10 stated and liquidation value (authorized - 40,000 and 0 shares; issued
          and outstanding - 15,000 and 0 shares)                                               150,000               -
       Undesignated - $.01 par value (authorized - 4,960,000 and
          10,000,000 shares; no shares issued and outstanding)                                    -                  -
    Common stock - $.01, par value (authorized - 95,000,000 and
       20,000,000 shares; issued and outstanding - 3,620,113 and
       6,307,106 shares)                                                                        36,201             63,071
    Additional paid-in capital                                                                  80,449          5,454,002
    Warrants                                                                                     4,877          1,640,240
    Accumulated deficit                                                                   (    377,129)    (    8,786,790)
                                                                                            ----------      -------------
                                                                                          (    105,602)    (    1,629,477)
                                                                                            ----------       ------------
                                                                                           $   590,412      $     890,989
                                                                                            ==========       ============
See notes to financial statements.

                              DIGITAL PRIVACY, INC.

                            STATEMENTS OF OPERATIONS

                                                                    Period                Period
                                                                  September 9,           January 1,
                                                                  1999 Through          1999 Through         Year Ended
                                                                   December 31,         September 8,         December 31,
                                                                    1999                  1999                 1998
                                                               ----------------     ----------------     ----------------
REVENUE                                                          $       761          $        322         $     19,736

COST OF GOODS SOLD                                                       442                    89                1,432
                                                                  ----------           -----------          -----------

GROSS PROFIT                                                             319                   233               18,304
                                                                  ----------           -----------          -----------

OPERATING EXPENSES
    Selling, general and administrative                              228,805               603,225            2,790,916
    Research and development                                          65,591               172,969              381,277
                                                                  ----------           -----------          -----------
                                                                     294,396               776,194            3,172,193
                                                                  ----------           -----------          -----------

OPERATING LOSS                                                  (    294,077)        (     775,961)       (   3,153,889)

INTEREST EXPENSE                                                      13,010                14,507              148,333
                                                                  ----------           -----------          -----------

LOSS BEFORE REORGANIZATION ITEMS
 AND EXTRAORDINARY GAIN                                         (    307,087)        (     790,468)       (   3,302,222)
                                                                  ----------           -----------          -----------

REORGANIZATION ITEMS
    Recapitalization under fresh start
     reporting                                                          -                  889,655                 -
    Professional fees                                                 35,769         (     133,882)                -
    Chapter 11 settlement expense                                     34,273         (      94,535)                -
                                                                  ----------           -----------          -----------
                                                                      70,042               661,238                 -
                                                                  ----------           -----------          -----------

LOSS BEFORE EXTRAORDINARY GAIN                                  (    377,129)        (     129,230)       (   3,302,222)

EXTRAORDINARY GAIN ON DISCHARGE
 OF PREPETITION LIABILITIES                                             -                1,838,259                 -
                                                                  ----------           -----------          -----------

NET INCOME (LOSS)                                               ($   377,129)         $  1,709,029        ($  3,302,222)
                                                                  ==========           ===========          ===========

NET LOSS PER SHARE OF COMMON STOCK -
    BASIC AND DILUTED                                           ($       .11)
                                                                  ==========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                             3,375,122




See notes to financial statements.

                              DIGITAL PRIVACY, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                               Preferred Stock        Common Stock
                             -------------------   --------------------     Additional
                              Number                  Number                Paid-in                     Accumulated
                              of Shares   Amount   of Shares     Amount     Capital        Warrants     Deficit        Total
                              ---------  -------   ----------   -------     ---------     ----------   -----------    ----------
BALANCE,
   DECEMBER 31, 1997             -        $-        5,563,605   $55,636     $4,176,876    $  748,800   ($5,484,568)   ($ 503,256)

   Net loss for year             -         -             -         -             -              -      ( 3,302,222)   (3,302,222)

   Issuance of stock             -         -          743,501     7,435     1,277,126           -             -        1,284,561

   Issuance of warrants          -         -             -         -             -           891,440          -          891,440
                              -------      ----     ---------    ------      --------      ---------     ---------      --------

BALANCE,
   DECEMBER 31, 1998             -         -        6,307,106    63,071     5,454,002      1,640,240   ( 8,786,790)   (1,629,477)

   Net income for period         -         -             -         -             -              -        1,709,029     1,709,029

   Bankruptcy
      reorganization
      adjustments                -         -      ( 3,961,993) ( 39,620)   (5,397,901)   ( 1,640,240)    7,077,761           -
                              -------      ----     ---------    ------      --------      ---------     ---------      --------

BALANCE,
   SEPTEMBER 9, 1999             -        -         2,345,113    23,451        56,101           -             -           79,552

   Issuance of common
      stock and warrants         -        -           275,000     2,750        34,348          4,877          -           41,975

   Issuance of preferred
      stock                    15,000      150           -         -          149,850           -             -          150,000

   TelePad merger                -         -        1,000,000    10,000    (   10,000)          -             -             -

   Net loss for period           -         -             -         -             -              -      (   377,129)   (  377,129)
                              -------      ----     ---------    ------      --------      ---------     ---------      --------

BALANCE,
   DECEMBER 31, 1999           15,000     $150      3,620,113   $36,201     $ 230,299     $    4,877   ($  377,129)   ($ 105,602)
                               ======      ===      =========    ======      ========      =========     =========      ========









See notes to financial statements.

                              DIGITAL PRIVACY, INC.

                            STATEMENTS OF CASH FLOWS


                                                                    Period                Period
                                                                   September 9,          January 1,
                                                                   1999 Through         1999 Through         Year Ended
                                                                   December 31,         September 8,         December 31,
                                                                     1999                 1999                 1998
                                                                ---------------     ----------------     ----------------
OPERATING ACTIVITIES
    Net income (loss)                                             ($   377,129)       $  1,709,029        ($  3,302,222)
    Adjustments to reconcile net income (loss) to
     net cash used by operating activities:
       Extraordinary gain on discharge of
         prepetition liabilities                                          -          (   1,838,259)                -
       Common stock issued for services                                  2,420                -                    -
       Depreciation                                                      9,379              19,259               33,796
       Loss on sale or disposal of property and
        equipment                                                         -                  9,292               15,075
       Amortization and impairment of deferred
        finance costs                                                     -                326,371              747,188
       Changes in operating assets and liabilities:
          Inventory                                               (      3,012)                 82        (       5,798)
          Other current assets                                             885              33,346        (       4,924)
          Accounts payable                                              75,710       (     468,882)              85,540
          Accrued expenses and other liabilities                  (    220,657)             67,190               66,199
                                                                    ----------         -----------          -----------
             Net cash used by operating activities                (    512,404)      (     142,572)       (   2,365,146)
                                                                    ----------         -----------          -----------

INVESTING ACTIVITIES
    Purchases of property and equipment                           (      1,059)               -                    -
    Patent and trademark costs                                    (      3,230)      (      10,475)       (      46,933)
    Proceeds from sale of property and equipment                          -                   -                  32,700
                                                                    ----------         -----------          -----------
             Net cash used by investing activities                (      4,289)      (      10,475)       (      14,233)
                                                                    ----------         -----------          -----------

FINANCING ACTIVITIES
    Issuance of stock                                                  150,000                -               1,284,561
    Proceeds from notes payable                                        450,000             150,000            1,206,488
    Payments on notes payable                                             -                   -           (      34,401)
    Decrease in checks issued in excess of deposits                       -                   -           (      38,639)
    Deferred finance costs                                                -                   -           (      57,906)
                                                                    ----------         -----------          -----------
             Net cash provided by financing activities                 600,000             150,000            2,360,103
                                                                    ----------                              -----------

NET INCREASE (DECREASE) IN CASH                                         83,307       (       3,047)       (      19,276)

CASH
    Beginning of period                                                  1,186               4,233               23,509
                                                                    ----------         -----------          -----------
    End of period                                                  $    84,493        $      1,186         $      4,233
                                                                    ==========         ===========          ===========

See notes to financial statements.

                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS



 1.    Description of the Company and Summary of Significant Accounting Policies

       The Company

       The Company designs, develops and markets smart card technology for personal computers, laptops and network computers.

       Merger

       On December 30, 1999, TelePad Corporation, a Delaware corporation ("TelePad"), completed a merger with Digital Privacy, Inc., a privately owned Minnesota corporation ("DPI"). The combined entity, in which TelePad was the surviving corporation, changed its name to Digital Privacy, Inc.

       As discussed in Note 2, DPI's bankruptcy reorganization plan was confirmed by the U.S. Bankruptcy Court for the District of Minnesota on September 8, 1999. On March 17, 1999, TelePad sought protection of the Bankruptcy Court and started a Chapter 11 proceeding. TelePad emerged from bankruptcy on November 8, 1999, as an empty shell with no significant assets or liabilities.

       The merger was accounted for as a recapitalization of DPI, and because the operations of TelePad prior to the merger are not meaningful, the financial statements reflect that of DPI and have not been restated to reflect TelePad.

       Under the terms of the merger, each share of DPI common stock converted into one share of TelePad common stock. The shareholders of DPI received 2,345,113 shares of common stock of TelePad.

       Use of Estimates

       The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates. A significant management estimate relates to the amortization of patents and trademarks.

       Fair Value of Financial Instruments

       Financial instruments consist primarily of notes payable, accounts payable and prepetition liabilities. The carrying amounts approximate their fair values without regard to the bankruptcy reorganization.

       Inventory

       Inventory, consisting primarily of smart cards and related readers, is valued at the lower of cost (first-in, first-out) or market.

       (continued)

                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS



 1. Description of the Company and Summary of Significant Accounting Policies (continued)

       Property and Equipment

       Property and equipment were restated to fair value at September 9, 1999 (as required under fresh start reporting) and were reported at cost at December 31, 1998. Depreciation is provided using the straight- line method over the estimated useful lives of the assets, primarily five to seven years.

       Patents and Trademarks

       The Company capitalizes costs of patents and trademarks. The Company retained the cost of the patents and trademarks under fresh start reporting. The Company believes this is the most appropriate value as, to date, significant revenues have not been generated by these assets.

       Patent and trademark costs will be amortized, from the date significant revenues are first generated on the related products, on a straight-line basis, over the expected useful life of the products, currently estimated at five years. No patent or trademark amortization has been recorded as significant revenues have not been generated. The Company periodically reviews its patent and trademark portfolios to assess the recoverability of the recorded amounts.

       Deferred Finance Costs

       Deferred finance costs were amortized on a straight-line basis over the term of the related notes. The balance of the deferred finance costs was expensed in connection with the bankruptcy reorganization plan.

       Stock-Based Compensation

       The  Company   accounts  for  employee  stock  options  under  Accounting
       Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and provides the other disclosures required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123).

       Research and Development Costs

       Research and development expenditures are charged to expense as incurred.

       Earnings per Share

       Basic earnings (loss) per common share is computed by dividing the net loss plus preferred stock dividends by the weighted average number of shares of common stock outstanding during the period. Diluted earnings
       (loss) per common share is computed similar to the computation of basic earnings (loss) per share, except that the denominator is increased for the assumed exercise of dilutive options and warrants using the treasury stock method. No stock options or warrants were included in dilutive earnings loss per share as their inclusion was antidilutive. Earnings
       (loss) per share was not calculated prior to the period beginning September 9, 1999, as it is not meaningful due to the bankruptcy reorganization and fresh start reporting. Weighted average number of shares outstanding reflect the TelePad merger as if it occurred on September 9, 1999.

                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS



 2.    Bankruptcy Reorganization and Fresh Start Reporting -

       DPI filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on January 6, 1999. The Reorganization Plan was confirmed by the U.S. Bankruptcy Court for the District of Minnesota on September 8, 1999. DPI adopted fresh start reporting upon emergence from Chapter 11 as required under the provisions of AICPA Statement of Position 90-7, (SOP 90-7), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code".

       Accordingly, the September 9, 1999, balance sheet was prepared as if DPI were a new reporting entity and reflected certain reorganization adjustments that included the restatement of assets and liabilities to approximate fair value, the discharge of outstanding liabilities related to creditor claims against DPI, which were satisfied by the bankruptcy confirmation, and the new capital structure. The financial statements for the period September 9, 1999 through December 31, 1999, incorporate the effects of fresh start reporting. However, the financial statements for the period January 1, 1999 through September 8, 1999, and the year ended December 31, 1998, are based on historical cost. A bold vertical line was drawn on the accompanying financial statements to distinguish between the Reorganized Company and the Predecessor Company.

       All common shares issued and outstanding at the time of bankruptcy reorganization were cancelled. Under the bankruptcy reorganization, 2,345,113 new shares of DPI's common stock were distributed to holders of claims against the Predecessor Company.

       The bankruptcy discharge and fresh start reporting adjustments to the September 9, 1999, balance sheet were as follows:

                                                                           Adjustments to Record
                                                                           Confirmation of Plan
                                                   Preconfirmation    ------------------------------       Reorganized
                                                       Balance          Bankruptcy       Fresh Start         Balance
                                                        Sheet           Discharge        Reporting            Sheet
                                                   ---------------    -------------     ------------       ------------
                ASSETS
       CURRENT ASSETS
          Cash                                       $      1,186     $       -          $      -          $     1,186
          Inventory                                        11,753             -                 -               11,753
          Other                                            21,792    (      16,155)             -                5,637
                                                      -----------      -----------        ----------        ----------
                                                           34,731    (      16,155)             -               18,576

       PROPERTY AND EQUIPMENT                              56,904             -                 -               56,904

       OTHER ASSETS
          Patents and trademarks                          384,591             -                 -              384,591
          License fee escrow                               49,996             -                 -               49,996
          Deferred finance costs                           34,964             -         (     34,964)             -
                                                      -----------      -----------        ----------        -------
                                                     $    561,186    ($     16,155)     ($    34,964)      $   510,067
                                                      ===========      ===========        ==========        ==========

       (continued)

                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS



 2.    Bankruptcy Reorganization and Fresh Start Reporting - (continued)

                                                                           Adjustments to Record
                                                                           Confirmation of Plan
                                                   Preconfirmation    ------------------------------       Reorganized
                                                       Balance          Bankruptcy       Fresh Start         Balance
                                                        Sheet           Discharge        Reporting            Sheet
                                                   ---------------    -------------     ------------       ------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES
          Accounts payable                         $       20,171     $       -         $       -        $      20,171
          Accrued expenses                                107,288    (      90,000)             -               17,288
          Prepetition liabilities                            -                -              233,056           233,056
                                                    -------------      -----------       -----------      ------------
                                                          127,459    (      90,000)          233,056           270,515
                                                    -------------      -----------       -----------      ------------

       NOTES PAYABLE                                      150,000           10,000              -              160,000
                                                    -------------      -----------       -----------      ------------

       PREPETITION LIABILITIES                          2,837,554    (   2,604,498)    (     233,056)             -
                                                    -------------      -----------       -----------      ------------

       STOCKHOLDERS' EQUITY
          Common stock                                     63,071    (      39,620)             -               23,451
          Additional paid-in capital                    5,454,002    (   4,508,246)    (     889,655)           56,101
          Warrants                                      1,640,240    (   1,640,240)             -                 -
          Retained earnings (deficit)             (     9,711,140)       8,856,449           854,691              -
                                                    -------------      -----------       -----------      ------------
                                                  (     2,553,827)       2,668,343     (      34,964)           79,552
                                                    -------------      -----------       -----------      ------------
                                                   $      561,186    ($     16,155)    ($     34,964)    $     510,067
                                                    =============      ===========       ===========      ============

 3.    Going Concern -

       DPI has failed to generate significant revenues and incurred operating losses since its inception. DPI also filed for bankruptcy and had their reorganization plan confirmed by the bankruptcy court (Note 2). DPI's ability to continue as a going concern is dependent on its ability to raise additional capital and, ultimately, to generate sufficient cash flows from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classifications of assets and liabilities should the Company be unable to continue as a going concern. Management believes that it can raise sufficient capital to fund operations until the Company becomes self-sustaining.

                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS



 4.    Property and Equipment -

       Property and equipment consists of the following:

                                                                                                   December 31,
                                                                                              1999             1998
                                                                                           ---------       -----------
             Furniture and equipment                                                       $  57,963       $   167,283
             Leasehold improvements                                                             -               15,067
                                                                                            --------        ----------
                                                                                              57,963           182,350
             Less accumulated depreciation                                                     9,379            96,895
                                                                                            --------        ----------
                                                                                           $  48,584       $    85,455
                                                                                            ========        ==========

 5.    Notes Payable -

       Notes payable consist of the following:

                                                                                                 December 31,
                                                                                           1999               1998
                                                                                        ----------       -------------
             Notes payable to stockholders - discharged in
             bankruptcy reorganization.                                                 $     -          $   1,831,539
                                                                                         =========        ============

             Note payable to vendor, interest at 10%, due
             October 2000, unsecured.                                                    $  10,000       $        -
                                                                                          ========        =========

             Note  payable to  director,  interest  at 10%,  due  October  2001, convertible into common stock through July 7, 2000, at 36.6% of all
             common   stock   and   dilutive    securities   upon    conversion,
             collateralized by substantially all Company
             assets.                                                                    $  600,000       $        -
                                                                                         ==========       =========

       Interest expense of approximately $120,000 was not recorded on discharged debt for the period January 6, 1999 (petition date) through September 8, 1999, in accordance with SOP 90-7.


 6.    Income Taxes -

       For the periods September 9, 1999 through December 31, 1999, and January 1, 1999 through September 8, 1999, and the year ended December 31, 1998, the Company had no current or deferred income tax provision. Similarly, no income taxes were applied against the extraordinary gain in the period January 1, 1999 through September 8, 1999.

       (continued)

                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS



 6.    Income Taxes - (continued)

       Deferred income taxes consist of the following:

                                                                                               December 31,
                                                                                       1999                 1998
                                                                                 ----------------     --------------
             Deferred tax assets:
                Net operating loss carryforwards                                   $  1,995,000         $  2,050,000
                Deferred finance costs                                                     -                 318,000
                Accrued salaries                                                          2,000               16,000
                                                                                    -----------          -----------
                                                                                      1,997,000            2,384,000
             Deferred tax liability - depreciation                                (      13,000)       (      11,000)
                                                                                    -----------          -----------
                                                                                      1,984,000            2,373,000
             Valuation allowance                                                  (   1,984,000)       (   2,373,000)
                                                                                    -----------          -----------
             Net deferred taxes                                                    $       -            $       -
                                                                                    ===========          ===========

       The Company determined the valuation allowance to be appropriate as it is more likely than not that the net deferred tax assets will not be realized. The valuation allowance increased by approximately $795,000 for the year ended December 31, 1998, respectively, primarily due to the Company's inability to utilize its net operating losses. The valuation allowance decreased by approximately $320,000 and $69,000 for the periods January 1, 1999 through September 8, 1999, and September 9, 1999 through December 31, 1999, respectively, primarily due to limitations on the net operating loss carryforwards caused by the bankruptcy reorganization.

       The effective income tax rate differs from the federal statutory rate primarily due to the Company's inability to use deferred tax assets.

       At December 31, 1999, net operating loss carryforwards were approximately $5,000,000, starting to expire in 2008. Utilization of tax net operating losses of approximately $4,700,000 from periods prior to September 9, 1999, are limited to approximately $6,000 annually due to the bankruptcy reorganization and Internal Revenue Code Section 382.

       State tax effects are insignificant and not separately disclosed.


 7.    Stockholders' Deficit -

       Convertible Preferred Stock

       The Series A preferred stock is convertible into shares of common stock at any time determined by the sum of the stated value per share and any accrued and unpaid dividends divided by the lesser of $1.05 or 77.5% of the average closing bid prices for the five trading days preceding the conversion. The Company may redeem the Series A preferred stock, after the effective date of a registration statement filed with the Securities and Exchange Commission, upon 30 days notice, for 125% of the stated value plus accrued dividends. The Company reserved 1,200,000 shares of common stock for conversion of its Series A preferred stock.

       (continued)

                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS



 7.    Stockholders' Deficit -

       Convertible Preferred Stock (continued)
       ---------------------------

       Dividends are payable quarterly, at the election of the Company, in either cash or additional Series A preferred shares at the rate of one share of Series A preferred stock for each $10 of dividends not paid in cash. Dividends may be paid at the Company's option with Series A preferred stock only if the common stock deliverable upon conversion of such stock was included for public resale in an effective registration statement.

       Preferred Stock

       The Company also has available 4,960,000 shares of preferred stock available for future designation.

       Stock Options

       The Company has an Omnibus Stock Plan (Plan) which permits the issuance of incentive and nonstatutory stock options, stock application rights, performance shares, and restricted stock to employees, officers, directors, consultants and advisors. The Plan reserved 2,000,000 shares of common stock for issuance awards with the term of each award to be determined by the Board of Directors (Board).

       The exercise price of incentive stock options may not be less than the fair market value of the stock on the award date. Options are exercisable for periods not to exceed ten years from grant date and vest at varying periods. Stock appreciation rights entitle the recipient to receive a specified excess of the fair market value of the Company's stock on the exercise date, as determined by the Board, over the fair market value on the date of grant. Performance shares entitle recipients to acquire Company stock upon the attainment of specific performance goals set by the Board. Restricted stock entitles recipients to acquire Company stock subject to the right of the Company to repurchase the shares in the event conditions specified by the Board are not satisfied prior to the end of the restriction period.

       Stock option activity was as follows:

                                                                            Weighted        Weighted
                                                                            Average         Average      Contractual
                                                                            Exercise         Fair          Life -
                                                            Options          Price           Value          Years
                                                         -----------     -----------     -----------     ---------
             Balance, December 31, 1997                      195,000        $ 5.00          $ 1.28              4
             Granted                                          60,000          5.00            1.09              8
                                                          ----------

             Balance, December 31, 1998                      255,000          5.00            1.23              5

             Cancelled in bankruptcy
               reorganization                           (    255,000)         5.00            1.23              5
             Granted                                         751,059           .07             .01           7.83
                                                          ----------

             Balance, December 31, 1999                      751,059           .07             .01           7.83
                                                          ==========

       (continued)

                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS



 7.    Stock Options and Warrants - (continued)

       Stock Options (continued)
       -------------

       Options outstanding at December 31, 1999, are as follows:

                                                                   Outstanding                    Exercisable
                                                         -----------------------------     -------------------------
                                                                                                            Weighted
                                                                           Remaining                        Average
                                 Range of                                  Contractual                      Exercise
                              Exercise Prices               Options        Life-Years         Options       Price
                              ---------------            -----------     -------------     -----------     ---------
                              $0.050 - $0.055                741,059           7.81            441,059         $0.05
                                   $1.05                      10,000          10.00             10,000          1.05
                                                          ----------                        ----------
                                                             751,059                           451,059
                                                          ==========                        ==========

       Pro forma stock option disclosures for the Predecessor Company are not presented as they are not significant nor considered meaningful due to the bankruptcy reorganization and fresh start reporting. The pro forma impact on subsequent operations for stock options issued in connection with the bankruptcy reorganization is insignificant.

       Warrants

       Warrant activity was as follows:

                                                                            Weighted        Weighted
                                                                            Average         Average      Contractual
                                                                            Exercise         Fair           Life -
                                                          Warrants           Price           Value          Years
                                                        ------------     -----------     -----------     -----------
                Balance, December 31, 1998                   585,000     $      5.00     $      1.28            5
                Granted                                    1,350,667            3.00             .66            5
                                                         -----------

                Balance, December 31, 1998                 1,935,667            3.60             .85            5

                Cancelled in bankruptcy
                  reorganization                       (   1,935,667)           3.60             .85            5
                Granted                                       10,000            1.05             .23           10
                                                         -----------

                Balance, December 31, 1999                    10,000            1.05             .23           10
                                                         ===========

       In December 1999, the Company issued 25,000 shares of common stock and issued 10,000 warrants exercisable for 10 years, in satisfaction of accounts payable of $31,127.

       (continued)

                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS



 7.    Stock Options and Warrants - (continued)

       Stock Option and Warrant Assumptions

       The fair value of stock options and warrants is the estimated present value at the grant date using the Black- Scholes Option-Pricing Model with the following weighted average assumptions for 1999 and 1998:

                Risk free interest rate                                 5.0%
                Expected life                                        5 years
                Expected volatility (stock not publicly traded)           0%
                Expected dividend rate                                    0%


 8.    Operating Lease -

       The Company leases offices for monthly rents of $1,087 plus operating expenses, property taxes and repairs through August 2000. Rent expense under all operating leases was $6,900 for the period September 9, 1999 through December 31, 1999, $16,222 for the period January 1, 1999 through September 8, 1999, and $51,676 for the year ended December 31, 1998.

       Future minimum lease payments for the year ending December 31, 2000 are approximately $9,500.


 9.    Commitments -

       Employment

       Two officers of the Company have salary commitments of $180,000 and $100,000 for five and three years, respectively. The President and Chief Executive Officer may also earn additional performance stock options each year based on net revenues, increase in revenues and the Company valuation (all as defined in the agreements).

       Marketing

       In December 1999, the Company entered into a sales and marketing agreement with two sales representatives under which the Company is obligated to issue common stock at the rate of 0.5% of total shares outstanding for every $3,000,000 in gross sales, up to 1.5% of the total outstanding shares. The agreement expires March 31, 2000, and may be terminated earlier by either party upon 30 days notice.

                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS



10.    Supplemental Cash Flow Information -

                                                                   Period              Period
                                                                  September 9,        January 1,
                                                                  1999 Through       1999 Through         Year Ended
                                                                  December 31,       September 8,         December 31,
                                                                    1999               1999                 1998
                                                              ----------------     --------------     ----------------
             Interest paid                                       $   3,826          $      -             $       234

             Noncash financing activities:

                Deferred financing costs                         $    -             $      -             $   891,440
                Transfer prepetition accounts
                  payable to a note                                   -                  10,000                 -
                Recapitalization under fresh
                  start reporting                                    -                  889,655                 -
                Conversion of accounts payable
                  to common stock and warrants                      39,555                 -                    -

11.    Subsequent Events -

       In February 2000, the Company exercised a call option and received $150,000 for the issuance of 15,000 shares of Series A, 8% cumulative convertible preferred stock.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DIGITAL PRIVACY, INC.


                                                     By:  /s/ Howard Miller
                                                          Howard Miller
                                                          President and CEO

Dated: 29th day of March, 2000


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.


Signature                           Title                        Date
---------                           -----                        ----

/s/ Howard Miller
Howard Miller                       President, Chief             March 29, 2000
                                    Executive Officer
                                    and Chairman

/s/ Peter E. Christensen
Peter E. Christensen                Director                     March 30, 2000




Daniel Hilliard                     Director                     March ___, 2000




Stuart Eisenberger                  Director                     March ___, 2000



/s/ Mark Sarna                      Director                     March 30, 2000
Mark Sarna