Form 10QSB
period 2000-03-31
DIGITAL PRIVACY INC /DE/
filed 2000-05-16
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

       [ ] Transition report under Section 13 or 15(d) of the Exchange Act

                         Commission file number 0-21934

                              DIGITAL PRIVACY, INC.
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
                         (State or other jurisdiction of
                         incorporation or organization)

                                   52-1680936
                        (IRS Employer Identification No.)

           4820 Minnetonka Blvd., Suite 410, St. Louis Park, MN 55416
               (Address of principal executive offices)(Zip Code)


                                 (612) 285-1163
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

As of May 12, 2000, the Registrant had 3,908,113 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  Digital Privacy, Inc.
                 Condensed Balance Sheets



                                                              March 31,         December 31,
                          ASSETS                                2000                1999
                                                             (unaudited)
CURRENT ASSETS
       Cash                                                      $ 485,823           $ 84,493
       Accounts Receivable                                          14,429                  -
       Inventory                                                    14,879             14,765
       Other                                                         2,782              4,753
                                                           ----------------     --------------
          TOTAL CURRENT ASSETS                                     517,913            104,011
                                                           ----------------     --------------
PROPERTY AND EQUIPMENT                                              57,347             48,584
                                                           ----------------     --------------
OTHER ASSETS
       Patents and trademarks                                      392,146            387,821
       License fee escrow                                           49,996             49,996
                                                           ----------------     --------------
                                                                   442,142            437,817
                                                           ----------------     --------------
                                                               $ 1,017,402          $ 590,412
                                                           ================     ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Notes payable to vendor                                    $ 10,000           $ 10,000
       Accounts payable                                             35,613             56,326
       Accrued expenses                                             49,491             29,688
                                                          -----------------     ---------------
          TOTAL CURRENT LIABILITIES                                 95,104             96,014
                                                          -----------------     ---------------

NOTES PAYABLE TO DIRECTOR                                          600,000            600,000
                                                          -----------------     ---------------
STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock:
          Series A, 8% cumulative convertible - $.01
             par value, $10 stated and liquidation value
             (authorized - 40,000 shares; issued and
             outstanding - 30,000 and 15,000 shares)               300,000            150,000
          Undesignated - $.01 par value (authorized -
             4,960,000 shares; no shares issued and
             outstanding)                                                -                  -
       Common stock - $.01 par value (authorized -
          95,000,000 shares; issued and outstanding -
          3,903,113 and 3,620,113 shares)                           39,031             36,201
       Additional paid-in capital                                  643,619             80,449
       Warrants                                                      4,877              4,877
       Accumulated deficit                                        (665,229)          (377,129)
                                                           ----------------     --------------
                                                                   322,298           (105,602)
                                                           ----------------     --------------
                                                               $ 1,017,402          $ 590,412
                                                           ================     ==============

       See notes to condensed financial statements.


                              Digital Privacy, Inc.
                       Condensed Statements of Operations
                                   (unaudited)

                                             Three Months
                                            Ended March 31,
                                       2000                   1999

REVENUES                             $ 14,615                 $ -

COST OF GOODS SOLD                        411                   -
                                   ------------         --------------
GROSS PROFIT                           14,204                   -

OPERATING EXPENSES                    287,262              397,670
                                   ------------         --------------
OPERATING LOSS                       (273,058)            (397,670)

INTEREST EXPENSE                       15,042                2,459
                                   ------------         --------------
NET LOSS                             (288,100)            (400,129)

PREFERRED STOCK DIVIDEND ACCRUED        4,691                    -
                                   ------------         --------------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                     $ (292,791)          $ (400,129)
                               ==================     ==================
NET LOSS PER SHARE OF COMMON STOCK-
  BASIC AND DILUTED                   $ (0.08)
                               ==================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                3,714,575
                               ==================

See notes to condensed financial statements.

                              Digital Privacy, Inc.
                       Condensed Statements of Cash Flows
                                   (unaudited)



                                                                            Three Months
                                                                           Ended March 31,
                                                                        2000                   1999

OPERATING ACTIVITIES

      Net loss                                                    $ (288,100)            $ (400,129)
      Adjustments to reconcile net loss
      to net cash provided (used) by operating
      activities:
             Depreciation                                              7,087                  7,536
             Loss on sale or disposal of property and
               equipment                                                   -                  9,292
             Amortization and impairment of deferred
               finance costs                                               -                207,169
             Changes in operating assets and liabilities:
               Accounts receivable                                   (14,429)                     -
               Inventory                                                (114)                     -
               Other current assets                                    1,974                 (4,889)
               Accounts payable and accrued liabilities                 (910)               212,474
                                                                  ------------             ----------
                  Net cash provided (used) by operating activities  (294,492)                31,453
                                                                  ------------             ----------
INVESTING ACTIVITIES
      Purchases of property and equipment                            (15,850)                     -
      Patent and trademark costs                                      (4,328)                     -
                                                                  ------------              ---------
            Net cash used by investing activities                    (20,178)                     -
                                                                  ------------              ---------

FINANCING ACTIVITIES
      Issuance of stock                                              716,000                      -
                                                                  ------------               --------

NET INCREASE IN CASH                                                 401,330                 31,453

CASH
      Beginning of period                                             84,493                  4,233
                                                                   -----------               --------

      End of period                                                $ 485,823               $ 35,686
                                                            ==================      ==================

See notes to condensed financial statements.


                              DIGITAL PRIVACY, INC

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000

                                   (unaudited)

1.       Basis Of Presentation:
     The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of results of such periods. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full fiscal year.

     The condensed balance sheet as of December 31, 1999, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principals. The notes accompanying the financial statements in the Company's Annual Report on form 10-KSB for the year ended December 31, 1999, include accounting policies and additional information pertinent to an understanding of both the December 31, 1999, condensed balance sheet and the interim financial statements. The information has not changed substantially except as a result of normal transactions in the three months ended March 31, 2000, and as discussed in the following notes.

2.       Earnings (Loss) Per Share:
     Earnings (loss) per share was not calculated for the three month period ended March 31, 1999, as it is not meaningful due to the Company's adoption of fresh start reporting upon its emergence from Chapter 11 bankruptcy on September 9, 1999.

3.       Stock Transactions:
     During the three months ended March 31, 2000, the Company issued 15,000 shares of Series A preferred stock for $150,000 and issued in a private placement 283,000 shares of common stock for $566,000.

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

                  The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to complete development and then market our products, competitive factors and other risk factors as stated in other of our public filings with the Securities and Exchange Commission.

Overview

                  We were initially formed in December 1990 and filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on January 6, 1999. Our Reorganization Plan was confirmed by the U.S. Bankruptcy Court for the District of Minnesota on September 8, 1999.

                  We began commercial activity in the first quarter of 2000 and are now in a position to offer a diverse range of products designed around the concept of providing useful products and services in an attractive, convenient format to people in their everyday environments.

                  From December 7, 1990 through December 1998, we raised approximately $5,000,000 through equity and debt financings from private investors. As a development stage enterprise, we incurred losses in excess of $8 million.

                  Our ability to continue in business is dependent on our ability to raise additional capital and, ultimately, to generate sufficient cash flow from operations to support our cost structure. The following are primary obstacles which we feel contributed to our inability to generate cash flow sufficient to meet scheduled payments and sustain further operations and forced us into bankruptcy:

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

                  Inadequate cash flow and lack of capital resources continued to be the most serious concerns facing our management coming into 1999. At December 31, 1998, we had a significant negative net worth. Having taken steps to cut expenses and extend the payment schedule on long-term payables, we then developed a proposal for a restructuring of our debts that would involve the conversion of secured and certain unsecured debt into common stock. Ultimately, we concluded that a non-bankruptcy restructuring was unlikely to be completed in a timely manner. We therefore decided to file a Chapter 11 bankruptcy as the best method for restructuring our obligations.

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

Liquidity

                  During the quarter we raised $150,000 from the sale of convertible preferred stock and $566,000 from a private placement of common stock. As of May 10, 2000, we had approximately $275,000 in cash which we believe will be sufficient until September 2000. We currently project requiring approximately an additional $1,500,000 to allow us to grow the business. In the event we are unsuccessful in raising such funds in this offering, we will have to seek alternative sources of funding. We currently have no plans how to raise such additional funds.

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

First Quarter Activities

                  Effective March 1, 2000 we hired a Vice President of Sales to develop a marketing plan and sales department to increase sales. We are hopeful that these efforts will be successful. In the event we can increase sales, this will relieve the burden of financing and allow other members of management to devote their efforts to growing the business through internal growth.

                  We completed development of our computer security products and they are being actively marketed. Our family of PrivacyWeb(TM) products providing secure websites have been developed and are currently undergoing Beta testing. We expect to begin marketing them commercially during the first quarter. We are working to complete development of our e-commerce security products.

                  We incurred a loss during the quarter of $288,100 from operations in the first quarter and had revenues of $14,615. We expect to have some meaningful revenues during the third quarter and possibly towards the end of the second quarter.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         During the quarter we sold an aggregate of 15,000 restricted shares of Preferred Stock to six current shareholders for $150,000, completing the second half of the December 30, 1999 sale. The shares were sold pursuant to the exemptions from registration contained in Regulation S and Regulation D, Rule 506.

         We also sold an aggregate of 283,000 restricted shares of common stock at a price of $2.00 per share to 21 investors. The shares were sold pursuant to the exemption from registration contained in Regulation D, Rule 506.

Item 3.  Defaults Upon Senior Securities.

                             None.

Item 4.  Submission of Matters to Vote of Security Holders.

                             None.

Item 5.  Other Information.

                              None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      A financial data schedule is filed herewith as an exhibit.

         (b) During this quarter a Current Report on Form 8-K was filed to report the merger with Digital Privacy, Inc., a Minnesota corporation, and the simultaneous name change, as well as the Company's new management team and business activities. The Report also disclosed a change in accountants following the merger and the financial statements (including pro forma) required to report the merger.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


Date: May 12, 2000

                                                DIGITAL PRIVACY, INC.



                                                By: /s/ Howard Miller
                                                    Howard Miller
                                                    Chief Executive Officer