Form 10QSB
period 2000-06-30
DIGITAL PRIVACY INC /DE/
filed 2000-08-14
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

            1433 Utica Avenue South, Suite 290, Minneapolis, MN 55416
                    (Address of Principal Executive Offices)

                                 (763) 544-2200
                           (Issuer's Telephone Number)

           4820 Minnetonka Blvd., Suite 410, St. Louis Park, MN 55416
                                (Former Address)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a planned confirmed by a court.
Yes [X]  No [  ]

As of August 8, 2000, the Registrant had 3,938,113 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.


                              Digital Privacy, Inc.
                            Condensed Balance Sheets



                                                                   June 30,        December 31,
                          ASSETS                                     2000             1999
                                                                  (unaudited)         ----
                                                                  -----------

CURRENT ASSETS
       Cash                                                       $ 148,708           $ 84,493
       Accounts Receivable                                           43,299                  -
       Inventory                                                     22,840             14,765
       Other                                                          5,004              4,753
                                                                      -----              -----
          TOTAL CURRENT ASSETS                                      219,851            104,011
                                                                    -------            -------

PROPERTY AND EQUIPMENT                                               62,919             48,584
                                                                     ------             ------

OTHER ASSETS
       Patents and trademarks                                       396,112            387,821
       License fee escrow                                            49,996             49,996
                                                                     ------             ------
                                                                    446,108            437,817
                                                                    -------            -------

                                                                  $ 728,878          $ 590,412
                                                                  =========          =========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Notes payable to vendor                                     $ 10,000           $ 10,000
       Accounts payable                                              74,710             56,326
       Accrued expenses                                              17,684             29,688
                                                                     ------             ------
          TOTAL CURRENT LIABILITIES                                 102,394             96,014
                                                                    -------             ------

NOTES PAYABLE TO DIRECTOR                                           600,000            600,000
                                                                    -------            -------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock:
          Series A, 8% cumulative convertible - $.01
             par value, $10 stated and liquidation value
             (authorized - 40,000 shares; issued and
             outstanding - 30,000 and 15,000 shares)                300,000            150,000
          Undesignated - $.01 par value (authorized -
             4,960,000 shares; no shares issued and
             outstanding)                                                 -                  -
       Common stock - $.01 par value (authorized -
          95,000,000 shares; issued and outstanding -
          3,928,113 and 3,620,113 shares)                            39,281             36,201
       Additional paid-in capital                                   654,369             80,449
       Warrants                                                       4,877              4,877
       Accumulated deficit                                         (972,043)          (377,129)
                                                                   --------           --------
                                                                     26,484           (105,602)
                                                                     ------           --------
                                                                  $ 728,878          $ 590,412
                                                                    =======          =========


      See notes to condensed financial statements.

                              Digital Privacy, Inc.
                       Condensed Statements of Operations
                                   (unaudited)



                                 Three months ended June 30,               Six months ended June 30,
                                 ---------------------------               -------------------------
                                        2000              1999                  2000              1999
                                        ----              ----                  ----              ----

REVENUES                            $ 60,473             $ 211               $75,088             $ 211

COST OF GOODS SOLD                       947                86                 1,358                86
                                         ---                --                 -----                --

GROSS PROFIT                          59,526               125                73,730               125

OPERATING EXPENSES                   350,803           265,246               638,065           662,916
                                     -------           -------               -------           -------

OPERATING LOSS                      (291,277)         (265,121)             (564,335)         (662,791)

INTEREST EXPENSE                      15,537             5,893                30,579             8,352
                                      ------             -----                ------             -----

NET LOSS                            (306,814)         (271,014)             (594,914)         (671,143)

PREFERRED STOCK DIVIDEND ACCRUED       6,000                 -                10,691                 -
                                       -----             -----                ------             -----

NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                    $ (312,814)       $ (271,014)           $ (605,605)       $ (671,143)
                                ================  ================        ============      ============

NET LOSS PER SHARE OF COMMON STOCK-
  BASIC AND DILUTED                  $ (0.08)                                $ (0.16)
                                ================                          ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING               3,918,992                               3,816,783
                                ================                          ============


See notes to condensed financial statements.

                              Digital Privacy, Inc.
                       Condensed Statements of Cash Flows
                                   (unaudited)




                                                               Six months ended June 30,
                                                               ----------------------------
                                                                       2000            1999
                                                                       ----            ----

OPERATING ACTIVITIES
      Net loss                                                    $(594,914)     $ (671,143)
      Adjustments to reconcile net loss
      to net cash provided (used) by operating
      activities:
             Depreciation                                            14,174          14,570
             Loss on disposal of property and equipment                   -           9,292
             Amortization and impairment of deferred
               finance costs                                              -         262,058
             Changes in operating assets and liabilities:
               Accounts receivable                                  (43,299)              -
               Inventory                                             (8,075)             83
               Other current assets                                    (251)         17,146
               Accounts payable and accrued liabilities               6,380         393,502
                                                                      -----         -------
                  Net cash provided (used) by operating activities (625,985)         25,508
                                                                   --------          ------


INVESTING ACTIVITIES
      Purchases of property and equipment                           (28,509)              -
      Patent and trademark costs                                     (8,291)        (10,475)
                                                                     ------         -------
                  Net cash used by investing activities             (36,800)        (10,475)
                                                                    -------         -------

FINANCING ACTIVITIES
      Issuance of stock                                             727,000               -
                                                                    -------         -------

NET INCREASE IN CASH                                                 64,215          15,033

CASH
      Beginning of period                                            84,493           4,233
                                                                     ------           -----

      End of period                                               $ 148,708        $ 19,266
                                                                  ==========        =======


See notes to condensed financial statements.

                              DIGITAL PRIVACY, INC

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2000

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

     The condensed balance sheet as of December 31, 1999, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principals. The notes accompanying the financial statements in the Company's Annual Report on form 10-KSB for the year ended December 31, 1999, include accounting policies and additional information pertinent to an understanding of both the December 31, 1999, condensed balance sheet and the interim financial statements. The information has not changed substantially except as a result of normal transactions in the six months ended June 30, 2000, and as discussed in the following notes.

2.       Earnings (Loss) Per Share:
     Earnings (loss) per share was not calculated for the three and six month period ended June 30, 1999, as it is not meaningful due to the Company's adoption of fresh start reporting upon its emergence from Chapter 11 bankruptcy on September 9, 1999

3.       Stock Transactions:
     During the six months ended June 30, 2000, the Company issued 15,000 shares of Series A preferred stock for $150,000 and issued in a private placement 308,000 shares of common stock for $577,000.

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

Liquidity

                  During the quarter we raised $10,000 from the sale of 5,000 shares common stock at a price of $2.00 per share in a private placement and $1,000 from the exercise of employee stock options. Subsequent to the close of the quarter, in July, we raised an additional $50,000. As of August 7, 2000, we had approximately $100,000 in cash which we believe will be sufficient until October 2000. We currently project requiring approximately an additional $1,500,000 to allow us to grow the business. In the event we are unsuccessful in raising such funds, we will have to seek alternative sources of funding. While we are currently looking to raise a lesser amount of funds for short term working capital, we currently have no plans how to raise such additional funds.

                  There can be no assurance that we will be able to raise any additional proceeds from private offerings of our securities or otherwise obtain the substantial additional capital necessary to permit us to attract and retain a sufficient number of subscribers or that any assumptions relating to our business plan will prove to be accurate. While we hope to raise additional financing, we have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing, particularly the significant amounts of financing that would be required, will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing could have a material adverse effect, including possibly requiring us to significantly curtail or cease operations.

Second Quarter Activities

                  We continued to actively market our computer security products. Our family of PrivacyWeb(TM) products providing secure websites have been developed and are currently undergoing final stage Beta testing. We expect to begin actively marketing them commercially during the third quarter. The development efforts relating to our e-commerce security products are currently on hold as we are meeting with potential joint venture partners to produce a multi-purpose SmartCard(TM).

                  We incurred a loss during the quarter of $306,814 from operations and had revenues of $60,473. We expect to have some meaningful revenues during the fourth quarter and possibly towards the end of the third quarter.

                  The Company is concentrating its efforts on the security aspects of its products. As a result, shortly after the quarter ended its Vice President of Sales resigned. The Company has filled the opening by hiring as consultants two salesmen that are specialists in security technology products. We are hopeful that these efforts will be successful in increasing sales. In the event we can increase sales, this will relieve the burden of financing and allow other members of management to devote their efforts to growing the business through internal growth.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

                  None.

Item 2.  Changes in Securities.

                  We sold an aggregate of 10,000 restricted shares of common stock at a price of $2.00 per share to one investor. The shares were sold pursuant to the exemption from registration contained in Regulation D, Rule 506.

                  We also issued 20,000 shares to a former employee upon the exercise of stock options.

Item 3.  Defaults Upon Senior Securities.

                  None.

Item 4.  Submission of Matters to Vote of Security Holders.

                  None.

Item 5.  Other Information.

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      A financial data schedule is filed herewith as an exhibit.

         (b)      None.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


Date: August 14, 2000

                                        DIGITAL PRIVACY, INC.



                                        By:   /s/Howard Miller
                                              Howard Miller
                                              Chief Executive Officer