Form 10QSB
period 2000-09-30
DIGITAL PRIVACY INC /DE/
filed 2000-11-15
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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

As of November 10, 2000, the Registrant had 3,971,113 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

Item 1.  Financial Information


                              Digital Privacy, Inc.
                            Condensed Balance Sheets

                                              September 30,     December 31,
                   ASSETS                          2000             1999
                                              ------------      ------------
                                               (unaudited)

CURRENT ASSETS
       Cash                                      $ 41,352         $ 84,493
       Accounts Receivable                         40,491                -
       Inventory                                   51,940           14,765
       Other                                        5,254            4,753
                                                    -----            -----
          TOTAL CURRENT ASSETS                    139,037          104,011

PROPERTY AND EQUIPMENT                             61,413           48,584

OTHER ASSETS
       Patents and trademarks                     399,727          387,821
       License fee escrow                          49,981           49,996
                                              ------------      ------------
                                                  449,708          437,817
                                              ------------      ------------
                                                $ 650,158        $ 590,412
                                              ============      ============
                                              ============      ============

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Notes payable to vendor                   $ 10,000         $ 10,000
       Accounts payable                           110,172           56,326
       Accrued expenses                            53,337           29,688
                                                   ------           ------
          TOTAL CURRENT LIABILITIES               173,509           96,014

NOTES PAYABLE OTHER                                50,000                -
NOTES PAYABLE TO DIRECTOR                         600,000          600,000
                                              ------------      ------------
                                                  650,000          600,000

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock:
       Series A, 8% cumulative convertible - $.01
       par value, $10 stated and liquidation value
       (authorized - 40,000 shares; issued and
        outstanding - 30,000 and 15,000 shares)   300,000          150,000
          Undesignated - $.01 par value (authorized -
             4,960,000 shares; no shares issued and
             outstanding)                               -                -
       Common stock - $.01 par value (authorized -
          95,000,000 shares; issued and outstanding -
          3,971,113 and 3,620,113 shares)          39,711           36,201
       Additional paid-in capital                 720,439           80,449
       Warrants                                     4,905            4,877
       Accumulated deficit                     (1,238,406)        (377,129)
                                              ------------      ------------
                                                 (173,351)        (105,602)
                                              ------------      ------------
                                                $ 650,158        $ 590,412
                                              ============      ============
                                              ============      ============

       See notes to condensed financial statements.

                              Digital Privacy, Inc.
                       Condensed Statements of Operations
                                   (unaudited)


                                                  Three months ended September 30,    Nine months ended September 30,
                                                       2000            1999                  2000             1999
                                                       ----            ----                  ----             ----

REVENUES                                           $ 22,588           $ 717              $ 97,676             $928

COST OF GOODS SOLD                                    1,146             198                 2,504              284
                                                      -----             ---                 -----              ---

GROSS PROFIT                                         21,442             519                95,172              644

OPERATING EXPENSES                                  272,429         176,084               910,494          839,000
                                                    -------         -------               -------          -------

OPERATING LOSS                                     (250,987)       (175,565)             (815,322)        (838,356)

INTEREST EXPENSE                                    (15,376)         (7,475)              (45,955)         (15,827)
                                                    -------          ------               -------          -------

LOSS BEFORE REORGANIZATION ITEMS AND
  EXTRAORDINARY GAIN                               (266,363)       (183,040)             (861,277)        (854,183)

REORGANIZATION ITEMS                                      -         661,238                     -          661,238
                                                    -------         -------               -------          -------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN            (266,363)        478,198              (861,277)        (192,945)

EXTRAORDINARY GAIN                                        -       1,838,259                     -        1,838,259
                                                    -------       ---------               -------        ---------

NET INCOME (LOSS)                                  (266,363)      2,316,457              (861,277)       1,645,314

PREFERRED STOCK DIVIDEND ACCRUED                      6,005               -                16,696                -
                                                      -----       ---------                ------        ---------

NET INCOME (LOSS) APPLICABLE TO COMMON
  STOCKHOLDERS                                   $ (272,368)    $ 2,316,457            $ (877,973)     $ 1,645,314
                                                 =============  ============          ============   =============

NET INCOME (LOSS) PER SHARE OF COMMON STOCK-
  BASIC AND DILUTED                                 $ (0.07)                              $ (0.23)
                                                 =============                        ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              3,958,363                             3,864,321
                                                 =============                        ============


See notes to condensed financial statements.

                           Digital Privacy, Inc.
                    Condensed Statements of Cash Flows
                               (unaudited)




                                                                                 Nine months ended September 30,
                                                                                     2000                  1999
                                                                                     ----                  ----
OPERATING ACTIVITIES
      Net income (loss)                                                           $ (861,277)          $ 1,645,314
      Adjustments to reconcile net income (loss)
      to net cash used by operating activities:
             Extraordinary gain on discharge of prepetition liabilities                    -            (1,838,259)
             Depreciation                                                             21,835                21,604
             Amortization of debt issuance costs                                           -               326,371
             Loss on disposal of property and equipment                                    -                 9,292
             Changes in operating assets and liabilities:
               Accounts receivable                                                   (40,491)                    -
               Inventory                                                             (37,175)               (3,864)
               Other assets                                                             (486)               34,031
               Accounts payable and accrued liabilities                               87,523              (360,794)
                                                                                      ------              --------
                  Net cash used by operating activities                             (830,071)             (166,305)
                                                                                    --------              --------
INVESTING ACTIVITIES
      Purchases of property and equipment                                            (34,664)                    -
      Patent and trademark costs                                                     (11,906)              (12,558)
                                                                                     -------               -------
                  Net cash used by investing activities                              (46,570)              (12,558)
                                                                                     -------               -------
FINANCING ACTIVITIES
      Proceeds from notes payable                                                     50,000               175,000
      Proceeds from issuance of stock and option exercises                           783,500                     -
                                                                                     -------
                  Net cash provided by financing activities                          833,500               175,000
                                                                                     -------               -------
NET DECREASE IN CASH                                                                 (43,141)               (3,863)

CASH

      Beginning of period                                                             84,493                 4,233
                                                                                      ------                 -----
      End of period                                                                 $ 41,352                 $ 370
                                                                                      ======                 =====


See notes to condensed financial statements.

                              DIGITAL PRIVACY, INC

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000

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

     The condensed balance sheet as of December 31, 1999, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principals. The notes accompanying the financial statements in the Company's Annual Report on form 10-KSB for the year ended December 31, 1999, include accounting policies and additional information pertinent to an understanding of both the December 31, 1999, condensed balance sheet and the interim financial statements. The information has not changed substantially except as a result of normal transactions in the nine months ended September 30, 2000, and as discussed in the following notes.

2.       Earnings (Loss) Per Share:
     Earnings (loss) per share was not calculated for the three and nine month period ended September 30, 1999, as it is not meaningful due to the Company's adoption of fresh start reporting upon its emergence from Chapter 11 bankruptcy on September 9, 1999.

3.       Stock Transactions:
     During the nine months ended September 30, 2000, the Company issued 15,000 shares of Series A preferred stock for $150,000, issued 351,000 shares of common stock for $633,500 and issued 5,000 shares of common stock and warrants in satisfaction of $10,028 of accounts payable.

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

Liquidity

              During the quarter we raised $56,000 from the sale of 28,000 shares common stock at a price of $2.00 per share in a private placement and $500 from the exercise of employee stock options. Subsequent to the close of the quarter we raised an additional $75,000. As of November 3, 2000, we had approximately $51,000 in cash which we believe will be sufficient until December 2000. We are currently commencing a new round of private financing which we hope will raise $500,000 through the sale of convertible debentures. We currently project requiring approximately an additional $1,500,000 to allow us to grow the business. In the event we are unsuccessful in raising such funds, we will have to seek alternative sources of funding. While we are currently looking to raise a lesser amount of funds for short term working capital, we currently have no plans how to raise such additional funds.

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

Third Quarter Activities

              We continued to actively market our computer security products. During the quarter, our family of Privacy products consisting of PrivacyWeb(TM), Privacy.AccessTM and Privacy.FileTM completed final stage Beta testing and we began actively marketing them. The development efforts relating to our e-commerce security products are currently on hold as we are meeting with potential joint venture partners to produce a multi-purpose SmartCard(TM).

              We incurred a loss during the quarter of $266,363 from operations and had revenues of $22,588. We expect to have some meaningful revenues during the fourth quarter.

              The Company is concentrating its efforts on the security aspects of its products. As a result, in the beginning of the quarter its Vice President of Sales resigned. The Company filled the opening by hiring as consultants two salesmen that are specialists in security technology products. We are hopeful that these efforts will be successful in increasing sales. In the event we can increase sales, this will relieve the burden of financing and allow other members of management to devote their efforts to growing the business through internal growth. In this regard we also established and filled the position of Vice President-Government Relations and Business Development.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

                  We sold an aggregate of 28,000 restricted shares of common stock at a price of $2.00 per share to two investors. The shares were sold pursuant to the exemption from registration contained in Regulation D, Rule 506.

                  We also issued 10,000 shares to a former director upon the exercise of stock options.

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


Date: November 14, 2000

                                                DIGITAL PRIVACY, INC.



                                                By: /s/Howard Miller
                                                   -----------------------------
                                                    Howard Miller
                                                    Chief Executive Officer