Form 10KSB
period 2000-12-31
DIGITAL PRIVACY INC /DE/
filed 2001-04-02
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended December 31, 2000     Commission File Number 0-21934

                              DIGITAL PRIVACY, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                     52-1680936
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

1433 Utica Avenue South, Suite 290, Minneapolis, MN              55416
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including Area Code: (952) 544-2200

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Issuer: Indeterminate - No active market exists

The number of shares  outstanding of Issuer's Common Stock as of March 15, 2001:
3,978,113

Transitional Small Business Disclosure Format: Yes [   ] No [X]

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Revenues for the most recent fiscal year: $100,469

ITEM 1.           DESCRIPTION OF BUSINESS

Important background information

                  Before carefully reading the substantive parts of this section, there is some background information about us that you should know. We feel this information will help you understand us a little better and will make the following sections more meaningful.

                  As you see us today, we are the result of a merger on December 30, 1999 between a publicly held Delaware corporation called Telepad Corporation and Digital Privacy, Inc., a privately held Minnesota corporation. Prior to the merger, both companies recently came out of bankruptcy proceedings; Digital Privacy, Inc. in September 1999 and Telepad Corporation in November 1999. As a result of the bankruptcy, the Delaware corporation emerged as a shell with no significant assets or liabilities and no business operations. The Minnesota corporation emerged from bankruptcy with its business operations intact. In the merger, the Minnesota corporation merged into the Delaware corporation and the Delaware corporation changed its name to Digital Privacy, Inc. and began carrying out the Minnesota corporation's business activities.

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

                  Since both companies recently came out of bankruptcy prior to the merger, and only one company had any business activities, there are unusual accounting rules that apply. The significant information is presented for the Year 2000 and from September 9, 1999 through December 31, 1999. This information reflects the operations of the Minnesota corporation from the time it emerged from bankruptcy through the end of the year. Any information regarding the pre-merger operations of the Delaware corporation are not meaningful since we no longer carry on that business.

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

                  The smart card and computer security market independently are growing rapidly. However, the intersection of these two markets occurs because of the need for a secure digital world. We believe that this can be best achieved through the utilization of smart card technology. Opportunities in these intersecting markets are potentially quite large. Currently, the computer security market offers a wide variety of products fulfilling a singular customer need. Alternatively, the smart card market is characterized by integrating a product with a uniform physical form (the smart card) that offers many vertical markets a wide variety of customer applications in addition to a security solution.

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

                  In the year 2001, we believe that smart cards will begin to become the single largest industry segment for security. This occurs because the largest component of an information system is the end-user's computer, which will have an integrated smart card reader. The inclusion of certification servers and encryption software within the network structure will enable the computer to become a secure access point into the network.

                  Our Privacy Suite is the label we have attached to all of the products which have been derived from our core technology. Our Privacy Suite includes:

                  Privacy.ACCESS(TM)- controls access and authenticates thin-clients, NC or PC users
                  Privacy.APP(TM) - provides developers with the open migration facility to incorporate smart cards in their applications Privacy.FILE(TM) - transparently encrypts / decrypts user proprietary files and provides non-repudiation with digital signatures
                  Privacy.WEB(TM)- secures browsers and web-site accessibility Professional Services - smart card integration services allowing proprietary applications to reside on a single smart card

Privacy.ACCESS

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

Privacy.WEB

                  Privacy.WEB is designed to offer the most secure method to authenticate and deploy secure accessibility to web-sites on the Internet. Privacy.WEB is a combination smart card and software product that uses our secure smart card software to ensure that passwords, digital certificates and other authentication mechanisms are securely stored and transmitted to their destinations.

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

                  Software Development

                  We have been developing smart card software solutions since we were established in 1990. All of our solutions incorporate smart card technology with a primary focus on security applications. We have created a line of smart card security products that meet government standards and have introduced several leading-edge product offerings for the commercial security marketplace.

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

                  We currently are actively working with the following entities through either partnerships or alliances:

                           Citrix Systems, Inc.
                           GE Capital IT Solutions
                           Gemplus USA
                           Honeywell Home and Building Control Division
                           Simple Technology Inc.
                           Sytel Systems & Telecommunications
                           Harramor Enterprises

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

Employees

                  We currently have four full time employees of which one is an executive, two are engaged in engineering activities and one is engaged in sales and marketing activities. We also have four part-time employees and four consultants. Additional financing permitting, we intend to hire additional employees for product development and sales and marketing. None of our employees are represented by a labor union. We believe that relations with our employees are good.

ITEM 2.           DESCRIPTION OF PROPERTY

                  Our facilities are located in approximately 1,000 square feet of leased office space in Minneapolis, Minnesota. The lease expires on July 31, 2002 and provides for a monthly rental of $750. We have only negligible costs relating to environmental compliance laws.

ITEM 3.           LEGAL PROCEEDINGS

                  We  are  not   currently   involved  in  any  material   legal
proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS


                  There is no public trading market for our securities. As of March 15, 2001, there were 44 record holders of our common stock.

                  Since inception, we have not paid any dividends on our common stock and have no current intention to do so in the foreseeable future.

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

Convertible Securities

                  We currently have an aggregate of 1,517,059 options and warrants outstanding, each of which entitles the registered holder thereof to purchase one share of common stock. All of the derivative securities contain provisions which protect the holders thereof against dilution by adjustment of the exercise price and number of underlying shares of common stock, in certain events, such as stock dividends, stock splits, mergers, sale of substantially all of our assets, and for other extraordinary events.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

                  We began commercial activity in the first quarter of 2000, and are now in a position to offer a diverse range of products designed around the concept of providing useful products and services in an attractive, convenient format to people in their everyday environments.

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

Results of Operations

Year Ended 12/31/00 vs. Period 9/9/99 Through 12/31/99

                  For the twelve months ended December 31, 2000, we had revenues of $100,469 and related cost of goods sold of $11,888. Revenues and related costs of goods sold were insignificant for the 1999 period.

                  Our operating expenses increased from $228,805 in 1999 to $1,178,305 in 2000. This increase of 415% is primarily attributable to increased staffing and travel expenses in an attempt to increase sales. During 2000, we spent $234,260 on research and development, a 257% increase over the $65,591 spent in 1999. The additional funds were expended to complete development of our current product list.

                  As a result of all the above, we had an operating loss of $1,323,984 for fiscal 2000 as compared to a loss of $294,077 for 1999. While the loss represents a 350% increase, we believe we have laid the foundation for increased sales and future profitability.

Liquidity

                  During 2000 we raised $150,000 from the sale of convertible preferred stock, $626,000 from private placements and $1,500 from the exercise of options for a total of $777,500. These funds were utilized during the past year. At year end we had approximately only $5,000 cash on hand and a working capital deficit of over $1 million. Our auditors have expressed their concern about our ability to continue in business. We currently project requiring approximately an additional $1,500,000 to repay existing debt and to allow us to grow the business. We currently have no specific plans how to raise all of such additional funds. However, we believe we can raise some of the necessary funds through loans from management, their family members and friends.

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

                  At the same time we are actively pursuing sales of our products. Effective June 1, 2000 we established and filled the position of Vice President - Government Relations and Business Development to focus on sales to government agencies. We have also entered into a number of consulting agreements and Strategic Alliance agreements with people and entities we believe can help us generate sales. We are hopeful that these efforts will be successful. In the event we can increase sales, this will relieve the burden of financing and allow other members of management to devote their efforts to growing the business through internal growth.

                  Once we attain a level of liquidity, we will also look to grow our business through acquisitions. We currently have no acquisition plans and do not believe that any such type of transaction is likely in the near future.

                  While we currently expect to incur a loss from operations in the first and second quarters of 2001, we also expect to have a material increase of revenues during the year.

ITEM 7.           FINANCIAL STATEMENTS

                  The financial statements are included herein immediately before the signature page. We are not required to provide supplementary financial information.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We changed our auditors during the first quarter of 2000 and disclosed the required information in a Current Report on Form 8-K and in our Annual Report on Form 10-KSB for 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

         Our officers and directors are as follows:


Name                         Age            Position
Howard Miller                46             President, Chief Executive Officer and Chairman
J. Virgil Bradley            38             Senior Vice President and Chief Technical Officer
Courtney B. Banks            27             Vice President - Government Relations and Business Development
Peter E. Christensen         49             Director
Daniel Hilliard              42             Director
Stuart Eisenberger           49             Director


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

Ms. Courtney B. Banks, Vice President - Government Relations and Business Development. Prior to joining us, Ms. Banks worked for the office of the Assistant Secretary for Defense for Special Operations/Low Intensity Conflict which she joined in February 2000 as a presidential appointee. Beginning in June 1999, Ms. Banks was Program Manager, Domestic Security Division for Research Planning Incorporated, a Falls Church, Virginia based, anti-terrorist and crisis management corporation. Prior thereto, Ms. Banks was Director of Force Health Protection, Lessons Learned Directorate in the office of the Special Assistant to the Deputy Secretary of Defense for Gulf War Illnesses. Ms. Banks has an MA in National Securities Studies from Georgetown University and a BA, magna cum laude, in European Military History from University of Pennsylvania.

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

ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued for 2000 and for the period from September 9, 1999 through the year ended December 31, 1999 to its Chief Executive Officer. No other executive officer was paid or accrued compensation in excess of $100,000 for such period.


                                         SUMMARY COMPENSATION TABLE(1)(2)
      --------------------------------------------------------------------------------------------------------
      ---------------------------- ------------------- --------------------------------- ---------------------
                                                             Annual Compensation              Long-Term
                                                                                             Compensation
      ---------------------------- ------------------- ----------------- --------------- ---------------------

                                   -------------------
      ---------------------------- ------------------- ----------------- --------------- ---------------------
                                   Period              Salary ($)        Bonus ($)       Restricted Stock
      Name/Principal Position                                                            Awards (4)
      ============================ =================== ================= =============== =====================
      ---------------------------- ------------------- ----------------- --------------- ---------------------
      Howard Miller                2000                180,000(5)        (6)             120,000
      President and CEO            1999(3)               41,411          -0-               60,000

      ---------------------------- ------------------- ----------------- --------------- ---------------------

- -------------------------
(1) The above compensation does not include the use of an automobile and other personal benefits, the total value of which do not exceed, as to any named officer or director or group of executive officers, the lesser of $50,000 or 10% of such person's or persons' cash compensation.
                                       17

(2) Pursuant to the regulations promulgated by the SEC, the table omits columns reserved for types of compensation not applicable to us.
(3)      Covers the period from emergence from bankruptcy on September 9, 1999.
(4) Represents incentive stock options. One-half are exercisable at $.055 per share and the balance of $2.20.
(5)      Only received $127,236 and deferred the balance.
(6)      Received 69,000 options exercisable at $2.20 per share.

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

         On March 1, 2000, Mr. Harold Gruesner entered into a 10 month employment agreement to become Vice President Sales. The agreement provided for a salary of $100,000 and options to purchase 90,000 shares at an exercise price of $2.00 per share vesting equally over three years, provided he remained an employee. This agreement was terminated on August 15, 2000.

         On June 1, 2000, Ms. Courtney Banks entered into a three year employment agreement. The agreement provides for an annual salary of $100,000 and options to purchase 60,000 shares at an exercise price of $2.00 per share vesting 5,000 per month and an additional 36,000 options vesting 3,000 per month at an exercise price equal to the lower of $2.00 or a 25% discount to market.

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

         The Option Plan is administered by the majority vote of a Committee appointed by the Board of Directors and comprised of at least two "independent" members of the Board, or alternatively, by the entire Board, who are not eligible to receive options, other than pursuant to a formula. Currently, each director receives 10,000 options on December 31 of each year. It is intended that this plan qualify under Rule 16b-3 as promulgated pursuant to the Securities Exchange Act of 1934, as amended. With specified limitations, the Committee, or Board, may amend the terms of the Option Plan.

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

                   There are currently 411,059 stock options outstanding at an exercise price of $.05; 310,000 at an exercise price of $.055; 10,000 at an exercise price of $1.05; 646,000 at an exercise price of $2.00; and 69,000 at an exercise price of $2.20. Currently only an aggregate of 1,109,059 options are vested.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

                   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During 2000, one officer did not timely file a Form 3, all directors did not timely file a Form 4 to report a stock option grant and our president did not timely file a Form 4 to report a transfer of shares to a family member and receipt of warrants in lieu of interest.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                   The following table sets forth, as of March 15, 2001, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock,
(ii) each of our officers and directors and (iii) all of our officers and directors as a group. Each stockholder's address is c/o Digital Privacy, Inc., 1433 Utica Avenue South, Suite 290, Minneapolis, MN 55416.

                                  Number of
                                  Shares Owned
Name                              Beneficially               % of Total

Howard Miller (1)                 1,117,837                     26.6%
Daniel Hilliard (2)(3)              481,569                     12.0%
Peter Christensen (3)(4)             20,000                       *
Stuart Eisenberger (3)(5)            35,000                       *

J. Virgil Bradley (6)(7)            182,370                      4.4%
Investcor LLC (8)                   529,007                     13.4%
Lazar Fruchter                      242,000                      6.2%
Hilliard Limited Partnership        446,569                     12.3%
All Officers and Directors
  as a Group (6 persons) (9)      1,836,776                     41.3%
- -----------------
* less than 1%

(1) President, CEO and Chairman. Includes 206,000 currently exercisable options.
(2) Includes 446,569 shares held by Hilliard Limited Partnership, of which he is a General Partner.
(3) Includes 20,000 stock options.
(4) Held in the name ComTech Inc.
(5) Does not include 529,007 shares owned by Investcor LLC, which is partially owned by spouse.
(6) Senior Vice President and Chief Technology Officer.
(7) Consists of currently exercisable stock options.
(8) Includes 33,562 shares underlying convertible preferred stock.
(9) Includes an aggregate of 472,370 shares underlying currently exercisable options and all 446,569 shares owned by Hilliard Limited Partnership.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Howard Miller, our President and CEO, loaned us $65,000 and received 6,000 warrants exercisable at $2.00 per share as interest.

         Mr. Mark Sarna, a former director, holds a $600,000 promissory note issued to him when he provided funds to the Minnesota corporation both during and following its bankruptcy proceedings. Pursuant to the terms of the merger, we assumed the note. At the time, Mr. Sarna was not an officer or director.

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

ITEM 13.          EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

                  The financial statements are listed in the Index to Financial Statements and are filed as part of this annual report.

         2.       Not Applicable.

         3.       Exhibits

                  10 - Employment Agreement with Courtney Banks

                  27 - Financial Data Schedule.

(b)                   Reports on Form 8-K

                               None.

                              DIGITAL PRIVACY, INC.

                              FINANCIAL STATEMENTS

                             Year Ended December 31, 2000,
                           Period September 9, 1999 through
                               December 31, 1999,
                Period January 1, 1999 through September 8, 1999

                                 C O N T E N T S


                                                                Page

INDEPENDENT AUDITOR'S REPORT                                    1 - 2

FINANCIAL STATEMENTS

    Balance sheets                                              3

    Statements of operations                                    4

    Statements of stockholders' deficit                         5

    Statements of cash flows                                    6

    Notes to financial statements                               7 - 17

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Digital Privacy, Inc.
Minneapolis, Minnesota


We have audited the accompanying balance sheets of Digital Privacy, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2000 and the periods September 9, 1999 through December 31, 1999, and January 1, 1999 through September 8, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Privacy, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and the periods September 9, 1999 through December 31, 1999, and January 1, 1999 through September 8, 1999, in conformity with accounting principles generally accepted in the United States of America.

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



                                         /s/Lurie Besikof Lapidus & Company, LLP
                                         Lurie Besikof Lapidus & Company, LLP

Minneapolis, Minnesota
February 22, 2001

                              DIGITAL PRIVACY, INC.

                                 BALANCE SHEETS


                                                                                           --------------------------------
                                         ASSETS                                                 2000             1999
                                                                                           ---------------   --------------
CURRENT ASSETS
    Cash                                                                                        $   5,279        $  84,493
    Accounts receivable, net of allowance for doubtful
      accounts of $18,500 and $0                                                                   24,411            -
    Inventory                                                                                      36,737           14,765
    Other                                                                                           4,836            4,753
                                                                                             -------------     ------------
       TOTAL CURRENT ASSETS                                                                        71,263          104,011
                                                                                             -------------     ------------
PROPERTY AND EQUIPMENT                                                                             34,877           48,584
                                                                                             -------------     ------------
OTHER ASSETS
    Patents and trademarks                                                                        407,041          387,821
    License fee escrow                                                                             49,978           49,996
                                                                                             -------------     ------------
                                                                                                  457,019          437,817
                                                                                             -------------     ------------
                                                                                           $      563,159    $     590,412
                                                                                             =============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Current maturities of notes payable                                                    $      748,000    $      10,000
    Accounts payable                                                                              149,327           56,326
    Accrued interest                                                                               18,574           13,601
    Accrued expenses - other                                                                      183,386           16,087
                                                                                             -------------     ------------
       TOTAL CURRENT LIABILITIES                                                                1,099,287           96,014
                                                                                             -------------     ------------
NOTES PAYABLE, net of current maturities                                                           81,000          600,000
                                                                                             -------------     ------------

STOCKHOLDERS' DEFICIT
    Preferred stock:
       Series A, 8%  cumulative  convertible  - $.01 par  value,  $10 stated and liquidation value (authorized - 40,000 shares; issued and
          outstanding - 30,000 and 15,000 shares)                                                 300,000          150,000
       Undesignated - $.01 par value (authorized - 4,960,000 shares;
          no shares issued and outstanding)                                                         -                -
    Common stock - $.01, par value (authorized - 95,000,000
          shares; issued and outstanding - 3,968,113 and
          3,620,113 shares)                                                                        39,681           36,201
    Additional paid-in capital                                                                    714,469           80,449
    Options and warrants                                                                           96,460            4,877
    Accumulated deficit                                                                        (1,767,738)        (377,129)
                                                                                             -------------     ------------
                                                                                                 (617,128)        (105,602)
                                                                                             -------------     ------------
                                                                                           $      563,159    $     590,412
                                                                                             =============     ============

See notes to financial statements.

                              DIGITAL PRIVACY, INC.

                            STATEMENTS OF OPERATIONS




                                                                                                   Period                Period
                                                                                                September 9,           January 1,
                                                                            Year Ended          1999 Through          1999 Through
                                                                           December 31,         December 31,          September 8,
                                                                               2000                 1999                  1999
                                                                        -------------------   -----------------   ------------------
REVENUE                                                                      $ 100,469              $  761              $    322

COST OF GOODS SOLD                                                              11,888                 442                    89
                                                                         ---------------       -------------      ---------------
GROSS PROFIT                                                                    88,581                 319                   233
                                                                         ---------------       -------------      ---------------
OPERATING EXPENSES
     Selling, general and administrative                                     1,178,305             228,805               603,225
     Research and development                                                  234,260              65,591               172,969
                                                                         ---------------       -------------      ---------------
                                                                             1,412,565             294,396               776,194
                                                                         ---------------       -------------      ---------------
OPERATING LOSS                                                              (1,323,984)           (294,077)            (775,961)

INTEREST EXPENSE                                                                66,625              13,010                14,507
                                                                          ---------------       -------------      ---------------
LOSS BEFORE REORGANIZATION ITEMS
     AND EXTRAORDINARY GAIN                                                 (1,390,609)           (307,087)            (790,468)
                                                                          ---------------       -------------      ---------------
REORGANIZATION ITEMS
     Recapitalization under fresh start reporting                                    -                 -                889,655
     Professional fees                                                               -             (35,769)            (133,882)
     Chapter 11 settlement expense                                                   -             (34,273)             (94,535)
                                                                           ---------------       -------------      ---------------
                                                                                     -             (70,042)             661,238
                                                                           ---------------       -------------      ---------------
LOSS BEFORE EXTRAORDINARY GAIN                                              (1,390,609)           (377,129)            (129,230)

EXTRAORDINARY GAIN ON DISCHARGE
OF PREPETITION LIABILITIES                                                           -                   -            1,838,259
                                                                           ---------------       -------------      ---------------
NET INCOME (LOSS)                                                           (1,390,609)           (377,129)        $  1,709,029
                                                                           ===============       =============      ===============


DIVIDENDS ON PREFERRED STOCK                                                    22,698                    -
                                                                            ---------------       -------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                $ (1,413,307)          $ (377,129)
                                                                            ===============       =============
NET LOSS PER SHARE OF COMMON STOCK -
BASIC AND DILUTED                                                         $       (.36)          $     (.11)
                                                                            ===============       =============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                           3,890,116            3,375,122


See notes to financial statements.


                              DIGITAL PRIVACY, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT



                                            Preferred Stock                Common Stock
                                       --------------------------   ----------------------
                                                                                               Additional
                                           Number                    Number                    Paid-in
                                         of Shares    Amount        of Shares       Amount     Capital
                                        ----------- -----------   -------------   ------------ ------------

BALANCE, DECEMBER 31, 1998                     -     $      -       6,307,106      $  63,071   $ 5,454,002

   Net income for period                       -            -               -              -             -

   Bankruptcy reorganization adjustments       -            -      (3,961,993)       (39,620)   (5,397,901)
                                         ---------  ----------      ----------    ------------  -----------
BALANCE, SEPTEMBER 9, 1999                     -            -       2,345,113         23,451        56,101

   Issuance of common stock and warrants       -            -         275,000          2,750        34,348

   Issuance of preferred stock            15,000      150,000               -              -             -

   TelePad merger                              -            -       1,000,000         10,000       (10,000)

   Net loss for period                         -            -               -              -             -
                                         ---------   ----------   ------------     ----------   ------------
BALANCE, DECMEBER 31, 1999                15,000      150,000       3,620,113         36,201        80,449

   Issuance of common stock                    -            -         313,000          3,130       622,870

   Issuance of preferred stock            15,000      150,000               -              -             -

   Exercise of options                         -            -          30,000            300         1,200

   Warrants issued in lieu of interest         -            -               -              -             -

   Conversion of accounts payable              -            -           5,000             50         9,950

   Issuance of options for services            -            -               -              -             -

   Net loss for period                         -            -               -              -             -
                                         ---------   ----------     ------------    ----------   ------------
   BALANCE, DECEMBER 31, 2000             30,000     $300,000       3,968,113       $ 39,681     $ 714,469
                                         =========   ==========     ============    ==========   ============

                             DIGITAL PRIVACY, INC.

                                        Options
                                          and       Accumulated
                                        Warrants      Deficit        Total
                                        ---------   ------------    --------

BALANCE, DECEMBER 31, 1998             $1,640,240    $(8,786,790) $(1,629,477)

     Net income for period                      -      1,709,029    1,709,029

     Bankruptcy reorganization
          adjustments                  (1,640,240)     7,077,761            -
                                      ------------     ---------    -----------
BALANCE, SEPTEMBER 9, 1999                      -              -       79,552

     Issuance of common stock
          and warrants                      4,877              -       41,975

     Issuance of preferred stock                -              -      150,000

     TelePad merger                             -              -            -

     Net loss for period                        -       (377,129)    (377,129)
                                       -----------     -----------  -----------
BALANCE, DECEMBER 31, 1999                  4,877       (377,129)    (105,602)

     Issuance of common stock                   -              -      626,000

     Issuance of preferred stock                -              -      150,000

     Exercise of options                        -              -        1,500

     Warrants issued in lieu of interest    1,583              -        1,583

     Conversion of accounts payable             -              -       10,000

     Issuance of optiosn for services      90,000              -       90,000

     Net loss for period                        -     (1,390,609)  (1,390,609)
                                        ----------   ------------- ------------
     BALANCE, DECEMBER 31, 2000           $96,460    $(1,767,738)  $ (617,128)
                                        ==========   ============= ============

See notes to financial statements.

                              DIGITAL PRIVACY, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                          Period                Period
                                                                                       September 9,           January 1,
                                                                  Year Ended           1999 Through          1999 Through
                                                                 December 31,          December 31,          September 8,
                                                                     2000                  1999                  1999
                                                               ------------------    -----------------     ------------------
OPERATING ACTIVITIES
    Net income (loss)                                             $   (1,390,609)       $    (377,129)      $      1,709,029
    Adjustments to reconcile net income (loss) to
      net cash used by operating activities:
       Extraordinary gain on discharge of
         prepetition liabilities                                           -                    -                 (1,838,259)
       Bad debt                                                           18,500                -                      -
       Warrants issued in lieu of interest                                 1,583                -                      -
       Common stock and options issued for services                       90,000                2,420                  -
       Depreciation                                                       33,462                9,379                 19,259
       Loss on sale or disposal of property and
         equipment                                                         9,134                -                      9,292
       Amortization and impairment of deferred
         finance costs                                                     -                    -                    326,371
       Changes in operating assets and liabilities:
          Accounts receivable                                            (42,911)               -                      -
          Inventory                                                      (21,972)              (3,012)                    82
          Other assets                                                       (65)                 885                 33,346
          Accounts payable                                               103,001               75,710               (468,882)
          Accrued expenses and other liabilities                         172,272             (220,657)    `           67,190
                                                                   --------------        -------------       ----------------
             Net cash used by operating activities                    (1,027,605)            (512,404)              (142,572)
                                                                   --------------        -------------       ----------------
INVESTING ACTIVITIES
    Purchases of property and equipment                                  (28,889)              (1,059)                 -
    Patent and trademark costs                                           (19,220)              (3,230)               (10,475)
                                                                   --------------        -------------       ----------------
             Net cash used by investing activities                       (48,109)              (4,289)               (10,475)
                                                                   --------------        -------------       ----------------

FINANCING ACTIVITIES
    Issuance of stock                                                    777,500              150,000                  -
    Proceeds from notes payable                                          219,000              450,000                150,000
                                                                   --------------        -------------       ----------------
             Net cash provided by financing activities                   996,500              600,000                150,000
                                                                   --------------        -------------       ----------------
NET INCREASE (DECREASE) IN CASH                                          (79,214)              83,307                 (3,047)

CASH
    Beginning of period                                                   84,493                1,186                  4,233
                                                                   --------------        -------------       ----------------

    End of period                                                 $        5,279        $      84,493       $          1,186
                                                                   ==============        =============       ================


See notes to financial statements.

                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS

 1.    Description of the Company and Summary of Significant Accounting Policies

       The Company

       The  Company  designs,   develops  and  markets,  and  provides  contract
       engineering services for smart card technology for personal computers, laptops and network computers.

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

       Use of Estimates

       The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates. A significant management estimate relates to the amortization of patents and trademarks.

       Fair Value of Financial Instruments

       Financial instruments consist primarily of notes payable and accounts payable. The carrying amounts approximate their fair values.

       Inventory

       Inventory, consisting primarily of smart cards and related readers, is valued at the lower of cost (first-in, first-out) or market.

       (continued)

                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS

 1. Description of the Company and Summary of Significant Accounting Policies - (continued)

       Property and Equipment

       Property and equipment were restated to fair value at September 9, 1999 (as required under fresh start reporting). Depreciation is provided using the straight-line method over the estimated useful lives of the assets, primarily five to seven years.

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

       Research and Development Costs

       Research and development costs are charged to expense as incurred.

       Earnings per Share

       Basic earnings (loss) per common share is computed by dividing the net loss plus preferred stock dividends by the weighted average number of shares of common stock outstanding during the period. Diluted earnings
       (loss) per common share is computed similar to the computation of basic earnings (loss) per share, except that the denominator is increased for the assumed exercise of dilutive convertible debt, options and warrants using the treasury stock method. Convertible debt, stock options and warrants were not included in dilutive earnings (loss) per share as their inclusion was antidilutive. Earnings (loss) per share was not calculated for the period ended September 9, 1999, as it is not meaningful due to the bankruptcy reorganization and fresh start reporting. Weighted average number of shares outstanding reflect the TelePad merger as if it occurred on September 9, 1999.

       (continued)

                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.     Description of the Company and Summary of Significant Accounting Policies
       - (continued)

       Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) in June 1999, Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No 133 (SFAS No. 137) and in June 2000, Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133 (SFAS No. 138). SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of the SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date is January 1, 2001. The Company anticipates, due to its limited use of derivative instruments, the adoption of the three statements will not have a material impact on the Company's financial statements.

          In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 - Revenue Recognition (SAB No. 101). SAB No. 101 provides the SEC views in applying generally accepted accounting principles to selected revenue recognition issues. In June 2000, the SEC released Staff Accounting Bulletin No. 101B - Second Amendment (SAB No. 101B) delaying the implementation date of SAB No. 101 to no later than the fourth fiscal quarter of registrants with fiscal years beginning after December 15, 1999. The adoption of this pronouncement did not have a material effect on the Company's financial statements.


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

       Accordingly, the September 9, 1999, balance sheet was prepared as if DPI were a new reporting entity and reflected certain reorganization adjustments that included the restatement of assets and liabilities to approximate fair value, the discharge of outstanding liabilities related to creditor claims against DPI, which were satisfied by the bankruptcy confirmation, and the new capital structure. The financial statements for the period September 9, 1999 through December 31, 1999, incorporate the effects of fresh start reporting. However, the financial statements for the period January 1, 1999 through September 8, 1999, are based on historical cost. A bold vertical line was drawn on the accompanying financial statements to distinguish between the Reorganized Company and the Predecessor Company.

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

       The bankruptcy discharge and fresh start reporting adjustments to the September 9, 1999, balance sheet were as follows:


                                                                    Adjustments to Record
                                                                    Confirmation of Plan
                                                 Preconfirm-   --------------------------------
                                                   ation                                                 Reorganized
                                                  Balance          Bankruptcy        Fresh Start           Balance
                    ASSETS                         Sheet           Discharge          Reporting             Sheet
                                               --------------    ---------------    --------------      --------------
       CURRENT ASSETS
          Cash                                 $       1,186       $      -          $      -           $       1,186
          Inventory                                   11,753              -                 -                  11,753
          Other                                       21,792            (16,155 )           -                   5,637
                                                 ------------        -----------       -----------        ------------
                                                      34,731            (16,155 )           -                  18,576

       PROPERTY AND EQUIPMENT                         56,904              -                 -                  56,904

       OTHER ASSETS
          Patents and trademarks                     384,591              -                 -                 384,591
          License fee escrow                          49,996              -                 -                  49,996
          Deferred finance costs                      34,964              -               (34,964 )             -
                                                 ------------        -----------       -----------        ------------
                                               $     561,186       $    (16,155 )    $    (34,964 )     $     510,067
                                                 ============        ===========       ===========        ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES
          Accounts payable                     $      20,171      $       -          $       -          $      20,171
          Accrued expenses                           107,288            (90,000 )            -                 17,288
          Prepetition liabilities                      -                  -                233,056            233,056
                                                 ------------       ------------       ------------       ------------
                                                     127,459            (90,000 )          233,056            270,515
                                                 ------------       ------------       ------------       ------------
       NOTES PAYABLE                                 150,000             10,000              -                160,000
                                                 ------------       ------------       ------------       ------------
       PREPETITION LIABILITIES                     2,837,554         (2,604,498 )         (233,056 )            -
                                                 ------------       ------------       ------------       ------------
       STOCKHOLDERS' EQUITY
          Common stock                                63,071            (39,620 )            -                 23,451
          Additional paid-in capital               5,454,002         (4,508,246 )         (889,655 )           56,101
          Warrants                                 1,640,240         (1,640,240 )            -                  -
          Retained earnings (deficit)             (9,711,140 )        8,856,449            854,691              -
                                                 ------------       ------------       ------------       ------------
                                                  (2,553,827 )        2,668,343            (34,964 )           79,552
                                                 ------------       ------------       ------------       ------------
                                               $     561,186      $     (16,155 )    $     (34,964 )    $     510,067
                                                 ============       ============       ============       ============


                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS

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

 4.    Property and Equipment -

       Property and equipment consists of the following:

                                                                                                 December 31,
                                                                                           --------------------------
                                                                                              2000           1999
                                                                                           -----------    -----------
          Furniture and equipment                                                          $   77,718     $   57,963
          Less accumulated depreciation                                                        42,841          9,379
                                                                                             ---------      ---------
                                                                                           $   34,877     $   48,584
                                                                                             =========      =========
 5.    Notes Payable -

       Notes payable consist of the following:
                                                                                                 December 31,
                                                                                           --------------------------
                                                                                              2000           1999
                                                                                           -----------    -----------
          Note payable to vendor, interest at 10%, is
          unsecured and past due.                                                          $    8,000     $   10,000

          Note payable to director, interest at 10%, due
          October 2001, collateralized by substantially all
          Company assets.                                                                     600,000        600,000

          10% convertible debentures, due August 15, 2002.
          Convertible to common stock until maturity.                                          81,000          -

          Notes payable to  stockholders,  interest at 10%, payable in warrants, due  November  and  December  2001,  convertible  to  10%  convertible
          debentures prior to June 20, 2001.                                                  140,000          -
                                                                                             ---------      ---------
                                                                                              829,000        610,000
          Less current maturities                                                             748,000         10,000
                                                                                             ---------      ---------
                                                                                           $   81,000     $  600,000
                                                                                             =========      =========
       (continued)



                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS

 5.    Notes Payable - (continued)

       Future maturities of notes payable are as follows:

                    Year Ended
                   December 31,              Amount
                ---------------------      -----------
                       2001                $  748,000
                       2002                    81,000
                                             ---------
                                           $  829,000
                                             =========

       The 10% convertible debentures, as well as any unpaid interest, are convertible into shares of common stock at any time prior to maturity. Conversion is determined based on the face value and any accrued and unpaid interest divided by the lessor of $2.00 or 75% of the average closing bid price of the common stock for the three days with the lowest closing bid price during the 15 days immediately preceding the conversion date. The debentures may be redeemed by the Company at a price equal to 130% of the face value, provided the market price of the common stock is below $2.00 per share.

       Interest expense of approximately $120,000 was not recorded on discharged debt for the period January 6, 1999 (petition date) through September 8, 1999, in accordance with SOP 90-7.

 6.    Income Taxes -

       For the year ended December 31, 2000, and the periods September 9, 1999 through December 31, 1999, and January 1, 1999 through September 8, 1999, the Company had no current or deferred income tax provision. Similarly, no income taxes were applied against the extraordinary gain in the period January 1, 1999 through September 8, 1999.

       Deferred income taxes consist of the following:


                                                                                              December 31,
                                                                                     -------------------------------
                                                                                         2000              1999
                                                                                     -------------
          Deferred tax assets:
             Net operating loss carryforwards                                        $    559,000      $    163,000
             Accrued expenses                                                             158,000             2,000
                                                                                       -----------       -----------
                                                                                          717,000           165,000
          Deferred tax liability - depreciation                                           (13,000)          (13,000)
                                                                                       -----------       -----------
                                                                                          704,000           152,000
          Valuation allowance                                                            (704,000)         (152,000)
                                                                                       -----------       -----------
          Net deferred taxes                                                         $       -         $      -
                                                                                       ===========       ===========


       (continued)

                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS

 6.    Income Taxes - (continued)

       The Company determined the valuation allowance to be appropriate as it is more likely than not that the net deferred tax assets will not be realized. The valuation allowance increased by $552,000 for the year ended December 31, 2000, due to the current year operating loss. The valuation allowance decreased by approximately $30,000 and $69,000 for the periods January 1, 1999 through September 8, 1999, and September 9, 1999 through December 31, 1999, respectively, primarily due to limitations on the net operating loss carryforwards caused by the bankruptcy reorganization.

       The effective income tax rate differs from the federal statutory rate primarily due to the Company's inability to use deferred tax assets.

       The Company has $1,300,000 of tax loss carryforwards subsequent to the merger, available to offset taxable income through 2020. Tax net operating losses prior to the merger are limited to approximately $7,000 annually due to the bankruptcy reorganization and Internal Revenue Code
       Section 382.

       State tax effects are insignificant and not separately disclosed.

 7.    Stockholders' Deficit -

       Convertible Preferred Stock

       The Series A preferred stock is convertible into shares of common stock at any time determined by the sum of the stated value per share and any accrued and unpaid dividends divided by the lesser of $1.05 or 77.5% of the average closing bid prices for the five trading days preceding the conversion. The Company may redeem the Series A preferred stock after the effective date of a registration statement filed with the Securities and Exchange Commission, upon 30 days notice, for 125% of the stated value plus accrued dividends. The Company reserved 1,200,000 shares of common stock for conversion of its Series A preferred stock.

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

       The Company has cumulative preferred stock dividends of $22,698 at December 31, 2000 which are in arrears.

       (continued)

                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS


 7.    Stockholders' Deficit - (continued)

       Stock Options

       The Company has an Omnibus Stock Plan (Plan) which permits the issuance of incentive and nonstatutory stock options, stock appreciation rights, performance shares, and restricted stock to employees, officers, directors, consultants and advisors. The Plan reserved 2,000,000 shares of common stock for issuance awards with the term of each award to be determined by the Board of Directors (Board).

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

       Stock option activity was as follows:


                                                     2000                                        1999
                                    ----------------------------------------    ---------------------------------------
                                                        Weighted-Average                          Weighted-Average
                                       Options           Exercise Price            Options        Exercise Price
                                    --------------   -----------------------    --------------    ---------------------
          Outstanding at
             beginning of year            751,059          $  .07                     255,000          $  5.00
          Granted                         694,000            2.02                     751,059              .07
          Exercised                       (30,000 )           .05                       -                  -
          Forfeited/cancelled               -                 -                      (255,000 )           5.00
                                       -----------                                ------------
          Outstanding at
             end of year                1,415,059             .97                     751,059              .07
                                       ===========                                ============

       The weighted-average grant date fair value of options was $.35 and $.01 for 2000 and 1999, respectively.

       Options outstanding at December 31, 2000, are as follows:

                                                              Outstanding                       Exercisable
                                                           --------------------------------   -------------------------------
                                                                                                          Weighted-
                                                                        Remaining                          Average
                    Range of                                           Contractual                         Exercise
                Exercise Prices                       Options          Life-Years        Options            Price
                ---------------                     ------------      --------------   -------------     -------------

                $0.050-$0.055                           711,059           6.71              501,059         $   .05
                       $1.05                             10,000           9.00               10,000            1.05
                       $2.00                            625,000           4.08              498,000            2.00
                       $2.20                             69,000           5.00               69,000            2.20
                                                    ------------                        ------------
                                                      1,415,059                           1,078,059
                                                    ============                        ============
        (continued)


                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS



 7.    Stockholder's Deficit - (continued)

       Warrants

       Warrant activity was as follows:


                                                        2000                                       1999
                                   -----------------------------------------------   ----------------------------------
                                                                      Remaining
                                                  Weighted-Average    Contractual                     Weighted-Average
                                   Options        Exercise Price      Life-Years        Options        Exercise Price
                                                 -----------------   -------------   --------------   -----------------
       Outstanding at
          beginning of year          10,000         $   1.05              10             1,935,667        $   3.60
       Granted                       21,000             2.00               5                10,000            1.05
       Forfeited/cancelled            -                  -                 -            (1,935,667 )          3.60
                                    --------                                          -------------
       Outstanding at
          end of year                31,000             1.69             6.29               10,000            1.05
                                    ========                                          =============

       The weighted-average grant date fair value of warrants was $.04 and $.23 for 2000 and 1999, respectively.

       In December 2000, the Company issued 21,000 warrants exercisable for 5 years for payment of interest on the notes payable to stockholders. In
       December 1999, the Company issued 25,000 shares of common stock and issued 10,000 warrants exercisable for 10 years, in satisfaction of accounts payable of $31,127.

       Stock Option and Warrant Assumptions

       The fair value of stock options and warrants is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000 and 1999:

                                                                                          2000                1999
                                                                                      --------------       -----------
             Risk free interest rate                                                          6.4%               5.0%
             Expected life                                                             2 to 5 years           5 years
             Expected volatility                                                              445%                 0%
             Expected dividend rate                                                             0%                 0%


       The  Black-Scholes   option-pricing   model  was  developed  for  use  in
       estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its stock options and warrants.

       (continued)

                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS

 7.    Stockholder's Deficit - (continued)

       For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the option's vesting period. The pro forma information is as follows:

                                                                                                         Period
                                                                                 Year Ended        September 9, 1999
                                                                                December 31,            Through
                                                                                    2000           December 31, 1999
                                                                               ----------------   ---------------------

             Net loss applicable to common stockholders:
                As reported                                                     $   1,413,307         $   377,129
                Pro forma                                                           1,528,457             381,640
             Net loss per share of common stock-basic and diluted:
                As reported                                                     $         .36         $       .11
                Pro forma                                                                 .39                 .11


       Pro forma stock option disclosures for the periods prior to September 9, 1999 are not presented as they are not significant nor considered meaningful due to the bankruptcy reorganization and fresh start reporting.


 8.    Operating Lease -

       The Company leases office space for monthly rent of approximately $750 plus operating expenses, property taxes and repairs through July 2002. Rent expense under all operating leases was $15,814 for the year ended December 31, 2000, $6,900 for the period September 9, 1999 through
       December 31, 1999, and $16,222 for the period January 1, 1999 through September 8, 1999.

       Approximately future minimum lease payments for the office lease are $9,000 and $4,500 for the years ending December 31, 2001 and 2002, respectively.


 9.    Supplemental Cash Flow Information -



                                                                                         Period                 Period
                                                                                      September 9,            January 1,
                                                                  Year Ended          1999 Through           1999 Through
                                                                 December 31,         December 31,           September 8,
                                                                     2000                 1999                   1999
                                                               ------------------   ------------------    -------------------
              Interest paid                                        $   60,068           $    3,826            $     -

              Noncash financing activities:

                 Conversion of accounts payable
                    to common stock and warrants                   $   10,000           $   39,555            $     -
                 Transfer prepetition accounts
                    payable to a note                                   -                    -                     10,000
                 Recapitalization under fresh
                    start reporting                                     -                    -                    889,655


                              DIGITAL PRIVACY, INC.

                          NOTES TO FINANCIAL STATEMENTS

10.    Profit Sharing Plan -

       During 2000, the Company adopted a 401(k) plan for the benefit of eligible employees. Employees are eligible to participate upon reaching age 21 and completing one month of service. The Plan allows participants to elect to defer up to 25% of their annual compensation using the Plan's 401(k) salary reduction feature. The plan allows the employer to make discretionary matching contributions to the Plan. There were no Company contributions to the Plan for 2000.

11.    Major Customer -

       One customer accounted for approximately 92% of the Company's revenue in 2000 and 88% of the December 31, 2000, accounts receivable.


12.    Subsequent Events -

       Subsequent to December 31, 2000, the Company issued four notes payable to stockholders in exchange for $130,000 in cash. The terms of these new notes are similar to the previously issued notes payable to stockholders.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DIGITAL PRIVACY, INC.


                                                     By:/s/ Howard Miller
                                                            Howard Miller
                                                            President and CEO

Dated: 2nd day of April, 2001


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.


Signature                  Title                             Date

/s/ Howard Miller
Howard Miller              President, Chief                  April 2, 2001
                           Executive Officer
                           and Chairman

________________________
Peter E. Christensen       Director                          April ___, 2001


/s/ Daniel Hilliard
Daniel Hilliard            Director                          April 2, 2001


/s/ Stuart Eisenberger
Stuart Eisenberger         Director                          April 2, 2001