Form 10QSB
period 2001-03-31
DIGITAL PRIVACY INC /DE/
filed 2001-05-15
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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


                                 (763) 544-2200
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

As of May 15, 2000, the Registrant had 3,968,113 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.



                              Digital Privacy, Inc.
                            Condensed Balance Sheets


                                                            March 31,         December 31,
                         ASSETS                                2001               2000
                                                         ---------------   ----------------
                                                           (unaudited)

CURRENT ASSETS
       Cash                                                      $ 1,545            $ 5,279
       Accounts Receivable, net of allowance for doubtful         19,144             24,411
          accounts of $18,500
       Inventory                                                  36,614             36,737
       Other                                                      18,324              4,836
                                                         ---------------   ----------------
          TOTAL CURRENT ASSETS                                    75,627             71,263
                                                         ---------------   ----------------
PROPERTY AND EQUIPMENT                                            30,019             34,877
                                                         ---------------   ----------------
OTHER ASSETS
       Patents and trademarks                                    411,286            407,041
       License fee escrow                                         49,978             49,978
                                                         ---------------   ----------------
                                                                 461,264            457,019
                                                         ---------------   ----------------
                                                               $ 566,910          $ 563,159
                                                         ===============   ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Current maturities of notes payable                     $ 889,000          $ 748,000
       Accounts payable                                          184,267            149,327
       Accrued interest                                           41,603             18,574
       Accrued expenses - other                                  209,498            183,386
                                                         ---------------   ----------------
          TOTAL CURRENT LIABILITIES                            1,324,368          1,099,287
                                                         ---------------   ----------------
NOTES PAYABLE, net of current maturities                          81,000             81,000
                                                         ---------------   ----------------
STOCKHOLDERS' DEFICIT
       Preferred stock:
          Series A, 8% cumulative convertible - $.01
             par value, $10 stated and liquidation value
             (authorized - 40,000 shares; issued and
             outstanding - 30,000 shares)                        300,000            300,000
          Undesignated - $.01 par value (authorized -
             4,960,000 shares; no shares issued and
             outstanding)                                              -                  -
       Common stock - $.01 par value (authorized -
          95,000,000 shares; issued and outstanding -
          3,968,113 shares)                                       39,681             39,681
       Additional paid-in capital                                714,469            714,469
       Options and warrants                                       96,460             96,460
       Accumulated deficit                                    (1,989,068)        (1,767,738)
                                                         ---------------   ----------------
                                                                (838,458)          (617,128)
                                                         ---------------   ----------------
                                                               $ 566,910          $ 563,159
                                                         ===============   ================


See notes to condensed financial statements.

                              Digital Privacy, Inc.
                       Condensed Statements of Operations
                                   (unaudited)



                                                                   Three months ended March 31,
                                                                   -----------------------------
                                                                          2001             2000
                                                                   --------------    -----------
REVENUE                                                                  $ 228         $ 14,615

COST OF GOODS SOLD                                                         130              411
                                                                   --------------    -----------
GROSS PROFIT                                                                98           14,204

OPERATING EXPENSES                                                     197,978          287,262
                                                                   --------------    -----------
OPERATING LOSS                                                        (197,880)        (273,058)

INTEREST EXPENSE                                                        23,450           15,042
                                                                   --------------    -----------
NET LOSS                                                              (221,330)        (288,100)

DIVIDENDS ON PREFERRED STOCK                                              6,000           4,691
NET LOSS APPLICABLE TO COMMON                                      --------------    -----------
  STOCKHOLDERS                                                       $ (227,330)     $ (292,791)
                                                                 =================   ==============
NET LOSS PER SHARE OF COMMON STOCK -
  BASIC AND DILUTED                                                  $    (0.06)     $    (0.08)
                                                                 =================   ==============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                  3,968,113       3,714,575
                                                                 =================   ==============

See notes to condensed financial statements.

                           Digital Privacy, Inc.
                    Condensed Statements of Cash Flows
                                (unaudited)


                                                                                 Three Months Ended March 31,
                                                                                ------------------------------------
                                                                                      2001                 2000
OPERATING ACTIVITIES                                                             --------------         -----------
      Net loss                                                                    $ (221,330)           $ (288,100)
      Adjustments to reconcile net loss
      to net cash used by operating activities:
             Depreciation                                                              4,858                 7,087
             Changes in operating assets and liabilities:
               Accounts receivable                                                     5,267               (14,429)
               Inventory                                                                 123                  (114)
               Other current assets                                                  (13,488)                1,974
               Accounts payable and accrued liabilities                               84,081                  (910)
                                                                                --------------           ----------
                  Net cash used by operating activities                             (140,489)             (294,492)
                                                                                --------------           ----------
INVESTING ACTIVITIES
      Purchases of property and equipment                                                  -               (15,850)
      Patent and trademark costs                                                      (4,245)               (4,328)
                                                                                --------------           ----------
                  Net cash used by investing activities                               (4,245)              (20,178)
                                                                                --------------           ----------
FINANCING ACTIVITIES
      Proceeds from notes payable                                                    141,000                     -
      Proceeds from issuance of stock and option exercises                                 -               716,000
                                                                                --------------           ----------
                  Net cash provided by financing activities                          141,000               716,000
                                                                                --------------           ----------
NET INCREASE (DECREASE) IN CASH                                                       (3,734)              401,330

CASH
      Beginning of period                                                              5,279                84,493
                                                                                --------------           ----------
      End of period                                                                  $ 1,545             $ 485,823
                                                                                ===============         ===========

See notes to condensed financial statements.

                              DIGITAL PRIVACY, INC

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001

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

     The condensed balance sheet as of December 31, 2000, is derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The notes accompanying the financial statements in the Company's Annual Report on form 10-KSB for the year ended December 31, 2000, include accounting policies and additional information pertinent to an understanding of both the December 31, 2000, condensed balance sheet and the interim financial statements. The information has not changed substantially except as a result of normal transactions in the three months ended March 31, 2001.

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

Liquidity

         During the quarter we raised $141,000 from the sale of convertible debentures. We have no meaningful cash on hand. Our expenses are currently approximately $25,000 per month and they are being funded by personal loans from management. There is no obligation for these loans to be made and they may terminate at any time. Without these loans or other immediate financing, we will have to cease operations. We currently have no plans on how to raise any funds and avoid closing operations.

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

First Quarter Activities

         We continued to actively market our computer security products. During the quarter, our family of Privacy products consisting of PrivacyWeb(TM), Privacy.AccessTM and Privacy.FileTM completed final stage Beta testing and we began actively marketing them. The development efforts relating to our e-commerce security products are currently on hold as we are continuing to meet with potential joint venture partners to produce a multi-purpose SmartCard(TM).

         We incurred a loss during the quarter of $221,330 from operations (as compared to $288,100 during the first quarter of 2000) and had revenues of $228 (as compared to $14,615 during the first quarter of 2000).

         Our primary objective now is to obtain financing. We can reach this goal by making sales, forming joint ventures or through sales of securities. In the event we are unsuccessful in these efforts, we will either have to cease operations or sell the company.


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         During the quarter we sold an aggregate of $141,000 face value of convertible debentures to three shareholders consisting of an executive officer and his family members. The debentures were sold pursuant to the exemptions from registration contained in Regulation S and Regulation D, Rule 506.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) None.

         (b) None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 14, 2001                           DIGITAL PRIVACY, INC.



                                          By: /s/Howard Miller
                                                 Howard Miller
                                                 Chief Executive Officer