Form 10QSB
period 2001-06-30
DIGITAL PRIVACY INC /DE/
filed 2001-08-14
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

            1433 Utica Avenue South, Suite 290, Minneapolis, MN 55416
               (Address of principal executive offices)(Zip Code)

                                 (952) 544-2200
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2000, the Registrant had 3,968,113 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Digital Privacy, Inc.
                            Condensed Balance Sheets



                                                             June 30,         December 31,
                         ASSETS                                2001               2000
                                                            ------------     -------------
                                                            (unaudited)

CURRENT ASSETS
       Cash                                                        $ 839            $ 5,279
       Accounts receivable, net of allowance for doubtful         19,144             24,411
          accounts of $18,500
       Inventory                                                  36,614             36,737
       Other                                                      30,325              4,836
                                                             ------------     -------------
          TOTAL CURRENT ASSETS                                    86,922             71,263
                                                             ------------     -------------
PROPERTY AND EQUIPMENT                                            25,159             34,877
                                                             ------------     -------------
OTHER ASSETS
       Patents and trademarks                                    411,286            407,041
       License fee escrow                                         49,978             49,978
                                                             ------------     -------------
                                                                 461,264            457,019
                                                             ------------     -------------
                                                               $ 573,345          $ 563,159
                                                             ============     =============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Current maturities of notes payable                     $ 978,000          $ 748,000
       Accounts payable                                          196,902            149,327
       Accrued interest                                           37,084             18,574
       Accrued expenses - other                                  337,773            183,386
                                                             ------------     -------------
          TOTAL CURRENT LIABILITIES                            1,549,759          1,099,287
                                                             ------------     -------------
NOTES PAYABLE, net of current maturities                          81,000             81,000
                                                             ------------     -------------
STOCKHOLDERS' DEFICIT
       Preferred stock:
          Series A, 8% cumulative convertible - $.01
             par value, $10 stated and liquidation value
             (authorized - 40,000 shares; issued and
             outstanding - 30,000 shares)                        300,000            300,000
          Undesignated - $.01 par value (authorized -
             4,960,000 shares; no shares issued and
             outstanding)                                              -                  -
       Common stock - $.01 par value (authorized -
          95,000,000 shares; issued and outstanding -
          3,968,113 shares)                                       39,681             39,681
       Additional paid-in capital                                714,469            714,469
       Options and warrants                                       96,460             96,460
       Accumulated deficit                                    (2,208,024)        (1,767,738)
                                                             ------------     -------------
                                                              (1,057,414)          (617,128)
                                                             ------------     -------------
                                                               $ 573,345          $ 563,159
                                                             ============     =============


       See notes to condensed financial statements.

                              Digital Privacy, Inc.
                       Condensed Statements of Operations
                                   (unaudited)


                                                         Three months ended June 30,           Six months ended June 30,
                                                         -----------------------------         ---------------------------
                                                                2001          2000                2001            2000
                                                         ------------    ----------           ----------     ----------
REVENUE                                                   $        -      $ 60,473              $  228        $ 75,088

COST OF GOODS SOLD                                                 -           947                 130           1,358

GROSS PROFIT                                                       -        59,526                  98          73,730

OPERATING EXPENSES                                           188,441       350,803             386,419         638,065
                                                         ------------    ----------           ----------     ----------
OPERATING LOSS                                              (188,441)     (291,277)           (386,321)       (564,335)

INTEREST EXPENSE                                              30,515        15,537              53,965          30,579
                                                         ------------    ----------           ----------     ----------
NET LOSS                                                    (218,956)     (306,814)           (440,286)       (594,914)

DIVIDENDS ON PREFERRED STOCK                                   6,000         6,000              12,000          10,691
                                                         ------------    ----------           ----------     ----------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                                            $ (224,956)   $ (312,814)         $ (452,286)      $(605,605)
                                                         ============    ==========           ==========     ==========
NET LOSS PER SHARE OF COMMON STOCK-
  BASIC AND DILUTED                                       $    (0.06)   $    (0.08)         $    (0.11)      $   (0.16)
                                                         ============    ==========           ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                       3,968,113     3,918,992           3,968,113       3,816,783
                                                         ============    ==========           ==========     ==========


See notes to condensed financial statements.

                              Digital Privacy, Inc.
                       Condensed Statements of Cash Flows
                                   (unaudited)


                                                                                  Six months ended June 30,
                                                                                  --------------------------------
                                                                                        2001            2000
                                                                                  -----------    -------------
OPERATING ACTIVITIES
      Net loss                                                                    $ (440,286)     $ (594,914)
      Adjustments to reconcile net loss
      to net cash used by operating activities:
             Depreciation                                                              9,717          14,174
             Changes in operating assets and liabilities:
               Accounts receivable                                                     5,267         (43,299)
               Inventory                                                                 123          (8,075)
               Other current assets                                                  (25,489)           (251)
               Accounts payable and accrued liabilities                              220,473           6,380
                                                                                  -----------     -------------
                  Net cash used by operating activities                             (230,195)       (625,985)
                                                                                  -----------     -------------
INVESTING ACTIVITIES
      Purchases of property and equipment                                                  -         (28,509)
      Patent and trademark costs                                                      (4,245)         (8,291)
                                                                                  -----------     -------------
                  Net cash used by investing activities                               (4,245)        (36,800)
                                                                                  -----------     -------------
FINANCING ACTIVITIES
      Proceeds from notes payable                                                    230,000               -
      Proceeds from issuance of stock and option exercises                                 -         727,000
                                                                                  -----------     -------------
                  Net cash provided by financing activities                          230,000         727,000
                                                                                  -----------     -------------
NET INCREASE (DECREASE) IN CASH                                                       (4,440)         64,215

CASH
      Beginning of period                                                              5,279          84,493

      End of period                                                                    $ 839       $ 148,708
                                                                                   ===========    =============


See notes to condensed financial statements.

                              DIGITAL PRIVACY, INC

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

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

          The condensed balance sheet as of December 31, 2000, is derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The notes accompanying the financial statements in the Company's Annual Report on form 10-KSB for the year ended December 31, 2000, include accounting policies and additional information pertinent to an understanding of both the December 31, 2000, condensed balance sheet and the interim financial statements. The information has not changed substantially except as a result of normal transactions in the six months ended June 30, 2001.

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

Liquidity

         During the quarter we raised $79,000 from the issuance of convertible notes to our president. We have no meaningful cash on hand. Our cash outlay for expenses are currently approximately $25,000 per month and they are being funded by personal loans from management. We are accruing an additional $20,000 per month in salary to management. There is no obligation for these loans to be made and they may terminate at any time. Without these loans or other immediate financing, we will have to cease operations. We currently have no plans on how to raise any funds and avoid closing operations.

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

Second Quarter Activities

         We continued to actively market our computer security products. Our family of Privacy products consisting of PrivacyWeb(TM), Privacy.AccessTM and Privacy.FileTM are fully developed and we are actively marketing them. We are actively working with other solution providers to develop a multi-application smartcard solution.

         We incurred a loss during the quarter of $188,441 from operations (as compared to $291,277 during the second quarter of 2000) and had zero revenues (as compared to $60,473 during the second quarter of 2000).

         Our primary objective now is to obtain financing. We can reach this goal by making sales, forming joint ventures or through sales of securities. In the event we are unsuccessful in these efforts, we will either have to cease operations or sell the company.


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         During the quarter we issued an aggregate of $79,000 face value of promissory notes to our president. The notes were issued pursuant to the exemption from registration contained in Regulation D, Rule 506.

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


Date: August 14, 2001

                                               DIGITAL PRIVACY, INC.



                                               By: /s/Howard Miller
                                                   Howard Miller
                                                   Chief Executive Officer