Form 10QSB
period 2001-09-30
DIGITAL PRIVACY INC /DE/
filed 2001-11-14
CIK 892038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2000, the Registrant had 3,968,113 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements.

                              Digital Privacy, Inc.
                            Condensed Balance Sheets

                                                             September 30,       December 31,
                           ASSETS                                2001               2000
                                                             -------------       ------------
                                                             (unaudited)
CURRENT ASSETS
       Cash                                                      $ 1,038            $ 5,279
       Accounts receivable, net of allowance for doubtful         19,696             24,411
          accounts of $18,500
       Inventory                                                  20,722             36,737
       Other                                                      10,238              4,836
                                                             -----------          ---------
          TOTAL CURRENT ASSETS                                    51,694             71,263
                                                             -----------          ---------

PROPERTY AND EQUIPMENT                                            20,304             34,877
                                                             -----------          ---------

OTHER ASSETS
       Patents and trademarks                                    411,286            407,041
       License fee escrow                                         49,978             49,978
                                                             -----------          ---------
                                                                 461,264            457,019
                                                             -----------          ---------

                                                               $ 533,262          $ 563,159
                                                             ===========          =========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Current maturities of notes payable                   $ 1,134,000          $ 748,000
       Accounts payable                                          183,011            149,327
       Accrued interest                                           64,891             18,574
       Accrued expenses - other                                  449,456            183,386
                                                             -----------          ---------
          TOTAL CURRENT LIABILITIES                            1,831,358          1,099,287
                                                             -----------          ---------

NOTES PAYABLE, net of current maturities                               -             81,000
                                                             -----------          ---------

STOCKHOLDERS' DEFICIT
       Preferred stock:
          Series A, 8% cumulative convertible -
             $.01 par value, $10 stated and
             liquidation value (authorized -
             40,000 shares; issued and
             outstanding - 30,000 shares)                        300,000            300,000
          Undesignated - $.01 par value (authorized -
             4,960,000 shares; no shares issued and
             outstanding)                                              -                  -
       Common stock - $.01 par value (authorized -
          95,000,000 shares; issued and outstanding -
          3,968,113 shares)                                       39,681             39,681
       Additional paid-in capital                                714,469            714,469
       Options and Warrants                                       96,460             96,460
       Accumulated deficit                                    (2,448,706)        (1,767,738)
                                                             -----------          ---------
                                                              (1,298,096)          (617,128)
                                                             -----------          ---------

                                                               $ 533,262          $ 563,159
                                                             ===========          =========

See notes to condensed financial statements.

                              Digital Privacy, Inc.
                       Condensed Statements of Operations
                                   (unaudited)

                                             Three months ended September 30,          Nine months ended September 30,
                                             ---------------------------------        ---------------------------------
                                                 2001                  2000               2001                 2000
                                             -----------           -----------        -----------           -----------
REVENUES                                     $      552            $   22,588         $      780            $   97,676

COST OF GOODS SOLD                               17,498                 1,146             17,628                 2,504
                                             ----------            ----------         ----------            ----------
GROSS PROFIT                                    (16,946)               21,442            (16,848)               95,172

OPERATING EXPENSES                              195,960               272,429            582,379               910,494
                                             ----------            ----------         ----------            ----------
OPERATING LOSS                                 (212,906)             (250,987)          (599,227)             (815,322)

INTEREST EXPENSE                                 27,776                15,376             81,741                45,955
                                             ----------            ----------         ----------            ----------
NET LOSS                                       (240,682)             (266,363)          (680,968)             (861,277)

DIVIDENDS ON PREFERRED STOCK                      6,000                 6,005             18,000                16,696
                                             ----------            ----------         ----------            ----------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                               $ (246,682)           $ (272,368)        $ (698,968)           $ (877,973)
                                             ===========           ===========        ===========           ----------

NET LOSS PER SHARE OF COMMON STOCK-
  BASIC AND DILUTED                          $   (0.06)            $   (0.07)         $   (0.18)            $   (0.23)
                                             ===========           ===========        ===========           ----------
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                          3,968,113             3,958,363          3,968,113             3,864,321
                                             ===========           ===========        ===========           ----------

See notes to condensed financial statements.

                              Digital Privacy, Inc.
                       Condensed Statements of Cash Flows
                                   (unaudited)

                                                                     Nine months ended September 30,
                                                                        2001                  2000
                                                                   ----------             ----------

OPERATING ACTIVITIES
  Net loss                                                         $ (680,968)            $ (861,277)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation                                                       14,573                 21,835
    Changes in operating assets and liabilities:
      Accounts receivable                                               4,715                (40,491)
      Inventory                                                        16,015                (37,175)
      Other current assets                                             (5,402)                  (486)
      Accounts payable and accrued liabilities                        346,071                 87,523
                                                                   ----------             ----------
        Net cash used by operating activities                        (304,996)              (830,071)
                                                                   ----------             ----------

INVESTING ACTIVITIES
  Purchases of property and equipment                                       -                (34,664)
  Patent and trademark costs                                           (4,245)               (11,906)
                                                                   ----------             ----------
        Net cash used by investing activities                          (4,245)               (46,570)
                                                                   ----------             ----------

FINANCING ACTIVITIES
  Proceeds from notes payable                                         305,000                 50,000
  Proceeds from issuance of stock and option exercises                      -                783,500
                                                                   ----------             ----------
        Net cash provided by financing activities                     305,000                833,500
                                                                   ----------             ----------

NET DECREASE IN CASH                                                   (4,241)               (43,141)

CASH
  Beginning of period                                                   5,279                 84,493
                                                                   ----------             ----------
  End of period                                                       $ 1,038               $ 41,352
                                                                   ===========            ===========

See notes to condensed financial statements.

                              DIGITAL PRIVACY, INC

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001

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

     The condensed balance sheet as of December 31, 2000, is derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The notes accompanying the financial statements in the Company's Annual Report on form 10-KSB for the year ended December 31, 2000, include accounting policies and additional information pertinent to an understanding of both the December 31, 2000, condensed balance sheet and the interim financial statements. The information has not changed substantially except as a result of normal transactions in the nine months ended September 30, 2001.

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

Liquidity

During the quarter we raised $75,000 from the issuance of convertible notes to an entity controlled by family members of our president. We have no meaningful cash on hand. Our cash outlay for expenses are currently approximately $25,000 per month and they are being funded by personal loans from management and other related parties. We are accruing an additional $20,000 per month in salary to management. There is no obligation for these loans to be made and they may terminate at any time. Without these loans or other immediate financing, we will have to cease operations. We currently have no plans on how to raise any funds and avoid closing operations.

We currently project requiring approximately an additional $1,500,000 to allow us to grow the business. In the event we are unsuccessful in raising such funds, we will have to seek alternative sources of funding. We currently have no plans how to raise such additional funds.

There can be no assurance that we will be able to raise any additional proceeds from private offerings of our securities or otherwise obtain the substantial additional capital necessary to permit us to attract and retain a sufficient number of subscribers or that any assumptions relating to our business plan will prove to be accurate. While we hope to raise additional financing, we have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing, particularly the significant amounts of financing that would be required, will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing could have a material adverse effect, including possibly requiring us to significantly curtail or cease operations or sell the company.

Third Quarter Activities

We continued to actively market our computer security products. Our family of Privacy products consisting of PrivacyWeb(TM), Privacy.AccessTM and Privacy.FileTM are fully developed and we are actively marketing them. We are actively working with other solution providers to develop a multi-application smartcard solution.

We incurred a loss during the quarter of $212,906 from operations (as compared to $250,987 during the third quarter of 2000) and had $552 revenues (as compared to $22,588 during the third quarter of 2000).

Our primary objective now is to obtain financing, by making sales, forming joint ventures or through sales of securities. In the event we are unsuccessful in these efforts, we will either have to significantly curtail or cease operations or sell the company.

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings.

                            None.

Item 2.           Changes in Securities.

During the quarter we issued an aggregate of $75,000 face value of promissory notes to an entity controlled by relatives of our president. The notes were issued pursuant to the exemption from registration contained in Regulation D, Rule 506.

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


Date: November 13, 2001

                                              DIGITAL PRIVACY, INC.




                                              By: /s/ Howard Miller
                                                      Howard Miller
                                                      Chief Executive Officer